Form 10-Q
period 2009-06-30
Gift Card Digest Corp.
filed 2009-08-10
CIK 1453086

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

For the quarterly period ended June 30, 2009
                               -------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _________ to _________.

Commission File Number 333-156942
                       ----------

                             Gift Card Digest Corp.
                             ----------------------
             (Exact name of registrant as specified in its charter)

             Florida                                       26-3891952
             -------                                       ----------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

5100 West Copans Road Ste 710 Margate, Florida                33063
----------------------------------------------             ----------
(Address of principal executive offices)                   (Zip Code)

                                 (954) 599-3672
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer   [ ]                        Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).                                  [ ] Yes [X] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,000,000 shares as of August 6, 2009.

                             GIFT CARD DIGEST CORP.
                                    FORM 10-Q
                           Quarter Ended June 30, 2009

                                Table of Contents

                                                                            PAGE
PART I - FINANCIAL INFORMATION                                              ----

   Item 1 - Financial Statements ...........................................   3

      Condensed Balance Sheets
      June 30, 2009 (Unaudited) and December 31, 2008 ......................   3

      Condensed Statements of Operations (Unaudited)
      For the Three Months ended June 30, 2009 .............................   4

      Statement of Stockholders Equity
      For the Period November 15, 2008 through June 30, 2009 ...............   5

      Condensed Statements of Cash Flows (Unaudited)
      For the Three Months Ended June 30, 2009 .............................   6

      Notes to the Condensed Financial Statements (Unaudited) ..............   7

   Item 2 - Management's Discussion and Analysis or Plan of Operation
            Financial Condition and Results of Operations ..................  13

   Item 4 - Controls and Procedures ........................................  15

PART II - OTHER INFORMATION

   Item 6 - Exhibits .......................................................  17

Signatures .................................................................  17

ITEM 1.  FINANCIAL STATEMENTS

The quarterly financial statements for the period ended June 30, 2009, prepared by the company, immediately follow.

                             Gift Card Digest Corp.
                          (A Development Stage Company)
                                  BALANCE SHEET

                                                       Unaudited      Audited
                                                        June 30,    December 31,
                                                         2009           2008
                                                       ---------    ------------
ASSETS

CURRENTS ASSETS
   Cash ...........................................     $     -       $     -
   Intellectual properties ........................       4,834         5,834
                                                        -------       -------
TOTAL CURRENT ASSETS ..............................       4,834         5,834
                                                        -------       -------

TOTAL ASSETS ......................................       4,834         5,834
                                                        =======       =======


LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Accounts payable ...............................       1,500             -
   Due to related party ...........................       2,000             -
                                                        -------       -------
      TOTAL CURRENT LIABILITIES ...................       3,500             -

TOTAL LIABILITIES .................................     $ 3,500       $     -
                                                        =======       =======

STOCKHOLDERS' DEFICIT

   Common stock:  par value $.001;
    100,000,000 shares authorized;
    9,000,000 shares issued and outstanding .......       9,000         9,000
   Additional paid in capital .....................           -             -
   Deficit accumulated during the development stage      (7,666)       (3,166)
                                                        -------       -------
      TOTAL STOCKHOLDERS' EQUITY ..................       1,334         5,834

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ........     $ 4,834       $ 5,834
                                                        =======       =======

   The accompanying notes are an integral part of these financial statements.

                              Gift Card Digest Corp
                          (A Development Stage Company)
                 STATEMENT OF OPERATIONS From November 15, 2008
                        (Date of Inception) June 30, 2009

                                                     Audited
                                      Unaudited     Cumulative      Unaudited
                                       For the     Amount from      Cumulative
                                        three      November 15,    Amount from
                                       months          2008        November 15,
                                        ended     (inception) to       2008
                                       June 30,    December 31,   (inception) to
                                         2009          2008        June 30, 2009
                                     -----------  --------------  --------------

REVENUES
   Sales ..........................  $         -   $         -      $         -
   Cost of Sales ..................            -             -                -
                                     -----------   -----------      -----------

      Gross profit ................            -             -

OPERATING EXPENSES
   Administrative and General .....          500           500            1,500
   Depreciation and amortization ..          500           166            1,166
   Accounting expense .............          500         2,500            4,000
   Legal expense ..................            -             -            1,000
                                     -----------   -----------      -----------
      TOTAL OPERATING EXPENSES ....        1,500         3,166            7,666

LOSS FROM OPERATIONS ..............       (1,500)       (3,166)          (7,666)

OTHER INCOME
   Interest Income ................            -             -                -
                                     -----------   -----------      -----------

TOTAL OTHER INCOME ................            -             -                -
                                     -----------   -----------      -----------

NET OPERATING INCOME (LOSS) BEFORE
 INCOME TAXES .....................       (1,500)       (3,166)          (7,666)
                                     -----------   -----------      -----------

PROVISION FOR INCOME TAXES ........            -             -                -
                                     -----------   -----------      -----------

NET INCOME (LOSS) .................  $    (1,500)  $    (3,166)     $    (7,666)
                                     ===========   ===========      ===========

Net Loss Per Common Share-
 Basic and fully diluted ..........           **            **
                                     -----------   -----------
** less than .01
WEIGHTED AVERAGE SHARES OUTSTANDING    9,000,000     9,000,000
                                     ===========   ===========

   The accompanying notes are an integral part of these financial statements.


                                 Gift Card Digest Corp
                             (A Development Stage Company)
                      STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
               From November 15, 2008 (Date of Inception) June 30, 2009
                                                     Additional   Retained
                                   Common Stock        Paid-in    Earnings
Par Value of $0.001               Shares    Amount     Capital    (Deficit)    TOTAL
-----------------------------   ---------   ------   ----------   ---------   -------
Balance at November 15, 2008
 (date of inception) ........           -   $    -   $        -   $      -    $     -
Common stock issued .........   9,000,000    9,000            -          -      9,000
Net loss for the period .....           -        -            -     (3,166)    (3,166)
                                ---------   ------   ----------   --------    -------
Balance December 31, 2008 ...   9,000,000    9,000            -     (3,166)     5,834


Net loss for the three months
 ended March 31, 2009 .......           -        -            -     (3,000)    (3,000)
                                ---------   ------   ----------   --------    -------

Balance March 31, 2009 ......   9,000,000    9,000            -     (6,166)     2,834

Net loss for the three months
 ended June 30, 2009 .......           -        -            -      (1,500)    (1,500)
                                ---------   ------   ----------   --------    -------

Balance June 30, 2009 .......   9,000,000    9,000            -     (7,666)     1,334


      The accompanying notes are an integral part of these financial statements.

                                           5

                                         Gift Card Digest Corp.
                                     (A Development Stage Company)
                                        STATEMENT OF CASH FLOWS
                        From November 15, 2008 (Date of Inception) June 30, 2009
                                                                            Audited
                                                           Unaudited      Cumulative       Unaudited
                                                            For the      Amount from       Cumulative
                                                             three       November 15,     Amount from
                                                            months           2008         November 15,
                                                             ended      (inception) to        2008
                                                            June 30,     December 31,    (inception) to
                                                              2009           2008        June 30, 2009
                                                          -----------   --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss) ..................................      $(1,500)       $(3,166)         $(7,666)
  Adjustment to reconcile net loss to
    Net cash used in operations:
    Depreciation and amortization ....................          500            166            1,166
  Changes in operating assets and liabilities:
    Accrued liabilities ..............................            -              -                -
                                                            -------        -------          -------

NET CASH USED IN OPERATIONS ..........................       (1,000)        (3,000)          (5,500)

CASH FLOWS FROM FINANCING ACTIVITIES: ................            -
  Increase in accounts payable to due to related party        1,000          3,000            5,500
  Issuance of common stock ...........................            -              -                -
                                                            -------        -------          -------
Net cash provided by financing activities ............        1,000          3,000            5,500
                                                            -------        -------          -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .      $     -        $     -          $     -
                                                            -------        -------          -------

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .......      $     -        $     -          $     -
                                                            -------        -------          -------

CASH AND CASH EQUIVALENTS, END OF PERIOD .............      $     -        $     -          $     -
                                                            =======        =======          =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash pain for interest .............................      $     -        $     -          $     -
                                                            =======        =======          =======
  Cash paid for income taxes .........................      $     -        $     -          $     -
                                                            =======        =======          =======

               The accompanying notes are an integral part of these financial statements.

                                                   6

                             GIFT CARD DIGEST CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
            FROM INCEPTION (NOVEMBER 15, 2008) THROUGH JUNE 30, 2009

NOTE 1 ORGANIZATION

         GIFT CARD DIGEST CORP. (a development stage enterprise) (the Company) was formed on November 15, 2008 in the State of Florida. The Company's activities to date have been primarily directed towards the raising of capital and seeking business opportunities.

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - Development Stage Company
-------------------------------------------------

         The Company has not earned any revenue from operations. Accordingly, the Company's activities have been accounted for as those of a "Development Stage Enterprise" as set forth in Financial Accounting Standards Board Statement No. 7 ("SFAS 7"). Among the disclosures required by SFAS 7 are that the Company's financial statements be identified as those of a development stage company, and that the statements of operations, stockholders' equity and cash flows disclose activity since the date of the Company's inception.

Accounting Method
-----------------

         The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a fiscal year ending on December 31.

Income Taxes
------------

         The Company accounts for income taxes under the Financial Accounting Standards Board (FASB) Statement No. 109, ("Accounting for Income Taxes" "Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the period ended June 30, 2009.

Cash Equivalents
----------------

         The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

                             GIFT CARD DIGEST CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
            FROM INCEPTION (NOVEMBER 15, 2008) THROUGH JUNE 30, 2009

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-CONT'D

Estimates
---------

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Determination of fair values involves subjective judgment and estimates not susceptible to substantiation by auditing procedures. Accordingly, under current auditing standards, the notes to our financial statements will refer to the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on our financial statements.

Basic Loss Per Common Share
---------------------------

         Basic loss per common share has been calculated based on the weighted average number of shares outstanding during the period after giving retroactive effect to stock splits. There are no dilutive securities at June 30, 2009 for purposes of computing fully diluted earnings per share.

Share-Based Payments
--------------------

         The valuation provisions of SFAS 123R apply to new awards and to awards that are outstanding on the effective date (or date of adoption) and subsequently modified or cancelled; prior periods are not revised for comparative purposes. Estimated compensation expense for awards outstanding on the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure under FASB Statement No. 123, "Accounting for Stock-Based Compensation".

Fair value of Financial Instruments
-----------------------------------

         Financial instruments consist principally of cash, trade and related party payables, accrued liabilities, short-term obligations and notes payable. The carrying amounts of such financial instruments in the accompanying balance sheets approximate their fair values due to their relatively short-term nature. It is management's opinion that the Company is not exposed to any significant currency or credit risks arising from these financial instruments.

                             GIFT CARD DIGEST CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
            FROM INCEPTION (NOVEMBER 15, 2008) THROUGH JUNE 30, 2009

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-CONT'D

Related Parties
---------------

         Related parties, which can be a corporation, individual, investor or another entity are considered to be related if the party has the ability, directly or indirectly, to control the other party or exercise significant influence over the Company in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence. The Company has these relationships.

New Accounting Pronouncements
-----------------------------

         In May 2008, the FASB released SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles." SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States of America. SFAS No. 162 will be effective 60 days following the SEC's approval of the PCAOB amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." The Company does not believe SFAS No. 162 will have a significant impact on the Company's financial statements.

         In April 2009, the FASB issued FSP 107-1, "Interim Disclosures about Fair Value of Financial Instruments" ("FSP 107-1"), which requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP 107-1 also amends APB Opinion No. 28, "Interim Financial Reporting", to require those disclosures in summarized financial information at interim reporting. FSP 107-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company is currently evaluating the potential impact of FSP 107-1 on its consolidated financial statement presentation and disclosures.

         In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" (SFAS No. 165). SFAS No. 165 establishes standards for accounting for and disclosing subsequent events (events which occur after the balance sheet date but before financial statements are issued or are available to be issued). SFAS No. 165 requires an entity to disclose the date subsequent events were evaluated and whether that evaluation took place on the date financial statements were issued or were available to be issued. This standard is effective for interim and annual periods ending after June 15, 2009. The adoption of SFAS No. 165 did not have a material impact on the Company's financial condition or results of operations. For the quarterly period ended June 30, 2009, the Company has considered subsequent events through July 31, 2009, which is the date its consolidated condensed financial statements were filed with the Securities and Exchange Commission on Form 10-Q.

                             GIFT CARD DIGEST CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
            FROM INCEPTION (NOVEMBER 15, 2008) THROUGH JUNE 30, 2009

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-CONT'D

         In June 2009, the FASB issued SFAS 167, "Amendments to FASB Interpretation No. 46(R)", which changes the approach to determining the primary beneficiary of a variable interest entity ("VIE") and requires companies to more frequently assess whether they must consolidate VIEs. This new standard is effective for us beginning on January 1, 2010. The Company is currently assessing the potential impacts, if any, on our consolidated condensed financial statements and disclosures.

         Management does not believe that any other recently issued, but not yet effective, accounting standards or pronouncements, if currently adopted, would have a material effect on the Company's financial statements.

         In June 2008, the FASB issued FASB Staff Position ("FSP") EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" ("FSP EITF 03-6-1"). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, Earnings per Share. Under the guidance of FSP EITF 03-6-1, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings-per-share pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and all prior-period earnings per share data presented shall be adjusted retrospectively. Early application is not permitted. The Company is assessing the potential impact of this FSP on the earnings per share calculation.

         In June 2008, the FASB ratified EITF No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity's Own Stock" ("EITF 07-5"). EITF 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early application is not permitted. The Company is assessing the potential impact of this EITF 07-5 on the financial condition and results of operations.

         In October 2008, the FASB issued FSP FAS 157-3, "Determining the Fair Value of a Financial Asset in a Market That Is Not Active" (FSP 157-3), which clarifies the application of SFAS 157 when the market for a financial asset is inactive. Specifically, FSP 157-3 clarifies how (1) management's internal assumptions should be considered in measuring fair value when observable data are not present, (2) observable market information from an inactive market should be taken into account, and (3) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value. The Company adopted the provisions of FSP 157-3, which did not impact the Company's financial position or results of operations.

                             GIFT CARD DIGEST CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
            FROM INCEPTION (NOVEMBER 15, 2008) THROUGH JUNE 30, 2009

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-CONT'D

         In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, "Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities" ("FSP FAS 140-4 and FIN 46(R)-8"). FSP FAS 140-4 and FIN 46(R)-8 amends FAS 140 and FIN 46(R) to require additional disclosures regarding transfers of financial assets and interest in variable interest entities. FSP FAS 140-4 and FIN 46(R)-8 is effective for interim or annual reporting periods ending after December 15, 2008. FSP FAS 140-4 and FIN 46(R)-8 did not have any impact on the Company's financial statements.

         In January 2009, the FASB issued FSP EITF 99-20-1, "Amendments to the Impairment Guidance of EITF Issue No. 99-20, and EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets". FSP EITF 99-20-1 changes the impairment model included within EITF 99-20 to be more consistent with the impairment model of SFAS 115. FSP EITF 99-20-1 achieves this by amending the impairment model in EITF 99-20 to remove its exclusive reliance on "market participant" estimates of future cash flows used in determining fair value. Changing the cash flows used to analyze other-than-temporary impairment from the "market participant" view to a holder's estimate of whether there has been a "probable" adverse change in estimated cash flows allows companies to apply reasonable judgment in assessing whether an other-than-temporary impairment has occurred. The adoption of FSP EITF 99-20-1, which is effective for annual reporting periods ending after December 15, 2008, did not have a material impact on our consolidated financial statements.

NOTE 3 GOING CONCERN

         The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established any source of revenue to cover its operating costs. The Company will engage in very limited activities without incurring any liabilities that must be satisfied in cash until a source of funding is secured. The Company will offer noncash consideration and seek equity lines as a means of financing its operations.

         If the Company is unable to obtain revenue producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

                             GIFT CARD DIGEST CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
            FROM INCEPTION (NOVEMBER 15, 2008) THROUGH JUNE 30, 2009

NOTE 4 INCOME TAXES

         Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of operations in the period that includes the enactment date.

         There is no provision for income taxes due to continuing losses. At June 30, 2009 the Company has net operating loss carryforwards for tax purposes of approximately $7,600, which expire through 2029. The Company has not recorded a valuation allowance that fully offsets deferred tax assets arising from net operating loss carryforwards because the likelihood of the realization of the benefit cannot be established. The Internal Revenue Code contains provisions that may limit the net operating loss carryforwards available if significant changes in stockholder ownership of the Company occur.

NOTE 5 WEBSITE DEVELOPMENT COSTS

         The Company has capitalized costs in acquiring their website which consisted of the following at June 30, 2009:

                                                 June 30, 2009
                                                 -------------
                      Web site costs .........      $ 6,000
                      Accumulated Amortization       (1,166)
                                                    -------
                      Web site costs, Net ....      $ 4,834
                                                    =======

         The Company began amortizing the website costs, using the straight-line method over the estimated useful life of 3 years, once it was put into service in November of 2008.

         Amortization expense was $500 for the three months ended June 30, 2009.

                             GIFT CARD DIGEST CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
            FROM INCEPTION (NOVEMBER 15, 2008) THROUGH JUNE 30, 2009

NOTE 6 RELATED PARTY TRANSACTIONS

         On November 15, 2008, the company issued 9,000,000 shares to Tammi Shnider, its sole shareholder and officer and director for the amount of $9,000.

         On November 15, 2008, the company entered into an agreement to acquire the intellectual property (www.giftcarddigest.com) for $6,000 including all rights, title and interest.

         The Company does not lease or rent any property. Office space and services are provided without charge by a director and shareholder. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

         From time to time, the Company borrows from Tammi Shnider, its sole officer and director. At June 30, 2009 the Company owed $2,000 to Tammi Schnider.

NOTE 7 EQUITY

         On November 15, 2008, the company issued 9,000,000 shares at $.001 per share to Tammi Shnider, its sole shareholder, officer and director for the amount of $9,000

NOTE 8 OUR OFFERING

         On May 21, 2009, our registration statement on Form S-1 became effective. The company is in the process of selling 3,000,000 shares of our par value $0.001 common stock. There are no assurances that these shares or a portion of these shares will be sold.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Gift Card Digest Corp. has provided the following information concerning the company and its business for inclusion in this quarterly report. This information contains statements that constitute "forward looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Any statements that express or involve discussions with respect to predictions, business strategy, budgets, development opportunities or projects, the expected timing of transactions or their expectations, beliefs, plans, objectives, assumptions or future events or performance are not statements of historical fact and may be "forward-looking statements".

Forward-looking statements are based on expectations, estimates and projections at the time the statements are made that involve a number of known and unknown risks and uncertainties which could cause actual results or events to differ materially from those anticipated by Gift Card Digest Corp.

COMPANY HISTORY

GIFT CARD DIGEST CORP.("THE REGISTRANT AND/OR COMPANY") is a development stage company, incorporated in the State of Florida on November 15, 2008, to acquire, develop and market a website ("www.giftcarddigest.com")to sell individual gift cards consisting of over 100 separate and distinct merchants. Our basic concept is an offering of over 100 gift cards so the customer can select from various alternatives for their gift card purchases having the feature of customer service and free standard shipping. We anticipate that our customers will have a good experience because of the consolidated approach of purchasing an assortment of distinct and separate gift cards using our web site to consolidate substantially all their gift card purchases.

We have assembled an assortment of gift cards to be displayed and sold on one
(1) website (www.giftcarddigest.com) to attract consumers that desire to buy a multiple selection of gift cards having the ease of using one website, one (1) shopping cart and one (1) credit fulfillment. We have an agreement with BSP Rewards Inc. to supply the various gift cards, fulfilling the shipping and handling and providing to us the back office administrating and accounting function required for this process. We obtained our revenues from the various arrangements with the various gift card providers whereby we share in the is percentage of discount with BSP Rewards Inc. as our agreement provides.

We have not generated any revenues to date and our activities have been limited to developing our business plan. We will not have the necessary capital to develop or execute our business plan until we are able to secure financing. There can be no assurance that such financing will be available on suitable terms.

Although we are a development stage company, we have no plans or intentions to be acquired or to merge with an operating company nor do we, nor any of our shareholders, have plans to enter into a change of control or similar transaction or to change the management of the company.

PLAN OF OPERATION

This section of the prospectus includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like:
"believe", "expect", "estimate", "anticipate", "intend", "project" and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this prospectus. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

We are a development stage company organized to market over 100 gift cards on the internet.

We have not yet generated or realized any revenues from business operations. Our auditors have issued a going concern opinion. This means there is substantial doubt that we can continue as an on-going business for the next twelve (12) months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin marketing our products to customers. Accordingly, we must raise cash from sources other than revenues generated such as from the proceeds of loans we undertake.

From inception (November 15, 2008) to June 30, 2009, the company's business operations have primarily been focused on developing our business plan and market research.

GOING CONCERN

Our auditor has issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated revenues and no revenues are anticipated until we begin our website and start selling visual content images.

RESULTS OF OPERATIONS

We are still in our development stage and have generated no revenues to date.

We incurred operating expenses of ($1,500) for the three months ended June 30, 2009. These expenses consisted of marketing, general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our reports with the Securities and Exchange Commission. Our net losses from inception through June 30, 2009 were ($7,666). As we were incorporated on November 15, 2008, there are no comparative figures to previous years. Cash provided by financing activities for the period from inception through June 30, 2009 was $12,500 of which $12,500 was provided from our sole officer and director.

LIQUIDITY AND CAPITAL RESOURCES

We are a development stage company and have generated no revenue to date. At June 30, 2009 our cash in the bank was $0.

Our auditor has issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated revenues and no revenues are anticipated until We begin our website and start selling visual content images.

ITEM 4. CONTROLS AND PROCEDURES

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

      - Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

      - Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

      - Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of June 30, 2009 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Sole Officer in connection with the review of our financial statements as of June 30, 2009.

Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

MANAGEMENT'S REMEDIATION INITIATIVES

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. And, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2009. Additionally, we plan to test our updated controls and remediate our deficiencies by December 31, 2009.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit No.                       Description
-----------                       -----------

    3.1        Articles of Incorporation*

    3.2        Bylaws*

   31.1 Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

   32.1 Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
__________

* Incorporated by reference, please see our Registration Statement on Form S-1 (file number 333-156942) on the website at www.sec.gov


                                   SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf in Margate, FL, by the undersigned, thereunto duly authorized.

                                      Gift Card Digest Corp.
                                      (Registrant)

August 7, 2009                        By: /s/ Tammi Shnider
                                      ---------------------
                                      Tammi Shnider, President, Director,
                                      Principal Executive Officer and
                                      Principal Financial and Accounting Officer