Form 10-Q
period 2010-03-31
Gift Card Digest Corp.
filed 2010-04-26
CIK 1453086

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 333-156942

Gift Card Digest Corp.

(Exact name of registrant as specified in its charter)

Florida	26-3891952
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

7076 Spyglass Avenue Parkland, Florida	33076
(Address of principal executive offices)	(Zip Code)

(954) 599-3672

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

           Large accelerated filer         ☐                                                                             Accelerated filer                              ☐

           Non-accelerated filer           ☐                                                                             Smaller reporting company            ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 15, 2010
Common Stock, $0.001	10,000,000 shares

GIFT CARD DIGEST CORP.

TABLE OF CONTENTS

PAGE

Part I Financial Information	3

Item 1. Financial Statements	3

Condensed Balance Sheets at March 31, 2010 (unaudited) and December 31, 2009 (audited)	3

Condensed Statements of Operations for the three months ended March 31, 2010 and 2009 and the cumulative period from November 15, 2008 (inception) through March 31, 2010	4

Condensed Statements of Cash Flows at March 31, 2010	5

Notes to Condensed Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures About Market Risk	13

Item 4T. Controls and Procedures	13

Part II Other Information	14

Item 1. Legal Proceeding.	14

Item 1A. Risk Factors.	14

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	14

Item 3. Defaults Upon Senior Securities.	14

Item 4T. Controls and Procedures	14

Item 5. Other Information.	14

Item 6. Exhibits	14

Signatures	15

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

THE GIFT CARD DIGEST CORP.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEET

ASSETS
	Unaudited	Audited
	March 31, 2010	December 31, 2009
CURRENT ASSETS:
Cash and equivalents	$-	$-
Inventory	2,000	2,000
Total Current Assets	2,000	2,000

OTHER ASSETS:
Intellectual assets, net	3,334	3,834

Total Assets	$5,334	$5,834

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Accounts payable	$-	$-
Accrued expenses	-	500
Loans to related parties	4,125	1,625
Total Liabilities	4,125	2,125

STOCKHOLDERS' EQUITY (DEFICIT):
Common stock , par value $.001; 100,000,000 shares authorized; 10,000,000 shares issued and outstanding as of March 31, 2010 and December 31, 2009	$10,000	$10,000
Additional paid in capital	9,000	9,000
Deficit accumulated during the development stage	(17,791)	(15,291)
Total Stockholders' Equity	1,209	3,709

Total Liabilities and Stockholders' Equity	$5,334	$5,834

The accompanying notes are an integral part of these statements.

GIFT CARD DIGEST CORP.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

For the Period November, 15, 2008 (inception) through March 31, 2010

(Unaudited)

			Cumulative from
	For the three	For the three	November 15, 2008
	months ended	months ended	(inception) through
	March 31, 2010	March 31, 2009	March 31, 2010

Net Sales	$-	$-	$-

Cost of Sales	-	-	-

Gross Profit	-	-	-

Operating Expenses:
Legal and Accounting	1,500	2,000	12,125
Depreciation and Amortization	500	500	2,666
General and Administrative	500	500	3,000

Total Operating Expenses	2,500	3,000	17,791

Operating Loss	(2,500)	(3,000)	(17,791)

Other income/expenses:
Interest expense	-	-	-
Total Other Income/ (Expenses)	-	-	-

Net (loss) before Income Taxes	(2,500)	(3,000)	(17,791)

Provision for Income Taxes	-	-	-

Net (loss)	$(2,500)	$(3,000)	$(17,791)

Basic and diluted net loss per common share	**	**

Weighted average number of common shares outstanding	10,000,000	9,000,000

** - Less than $0.01 per share

The accompanying notes are an integral part of these statements.

GIFT CARD DIGEST CORP.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

For the Period November 15, 2008 (inception) through March 31, 2010

(Unaudited)

			Cumulative from
	For the three	For the three	November 15, 2008
	months ended	months ended	(Inception) through
	March 31, 2010	March 31, 2009	March 31, 2010
OPERATING ACTIVITIES:
Net loss	$(2,500)	$(3,000)	$(17,791)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in amortization	500	500	2,666
Issuance of common stock for services	-	-	-
Acquisition of intellectual property	-	-	(6,000)
Changes in operating assets and liabilities:
(Increase)/Decrease in inventory	-	-	(2,000)
Increase/(Decrease) in accrued expenses	(500)	-	-

Net cash used in operating activities	(2,500)	(2,500)	(23,125)

FINANCING ACTIVITIES:
Issuance of common stock for cash	-	-	19,000
Loans payable - related parties	2,500	2,500	4,125

Net cash provided by (used in) financing activities	2,500	2,500	23,125

NET INCREASE IN CASH	-	-	-

CASH BEGINNING BALANCE	-	-	-

CASH ENDING BALANCE	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	$-	$-	$-
Interest paid	$-	$-	$-

The accompanying notes are an integral part of these statements.

GIFT CARD DIGEST CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2010

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  The audited financial statements for the period November 15, 2008 (Inception) through December 31, 2009 and the year ended December 31, 2008 were filed on April 8, 2010 with the Securities and Exchange Commission and are hereby referenced.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2010 and for the period November 15, 2008 (Inception) through March 31, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010.

NOTE 2 - DESCRIPTION OF BUSINESS AND DEVELOPMENT STAGE RISK

Description of Business

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

As of March 31, 2010, we had an accumulated deficit of $17,791.  Our auditors have raised substantial doubt as to our ability to continue as a going concern.  Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.  There can be no assurance that we will operate at a profit or such additional financing will be available, or if available, can be obtained on satisfactory terms.

Our principal executive office is located at 7076 Spyglass Avenue, Parkland, FL  33076.  Our telephone number is (954) 599-3672.  Our fiscal year ends on December 31.

Basis of Presentation

The accompanying condensed financial statements have been prepared by the Company. The Company’s  financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease operations.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

GIFT CARD DIGEST CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2010

Management’s Plan to Continue as a Going Concern

The Company has met its historical working capital requirements from the sale of its capital shares and loans from its sole officer and director, Tammi Shnider.  In order to continue as a going concern, the Company will need, among other things, additional capital resources.

Management’s plans to obtain such resources for the Company include obtaining capital from the sale  of shares of common stock of the Company and/or financing from independent third parties. However, management cannot provide any assurance that the Company will be successful in accomplishing any of its plans.

Development Stage Risk

Since its inception, the Company has been dependent upon the receipt of capital investment to fund its continuing activities. In addition to the normal risks associated with a new business venture, there can be no assurance that the Company's business plan will be successfully executed. Our ability to execute our business plan will depend on our ability to obtain additional financing and achieve a profitable level of operations. There can be no assurance that sufficient financing will be obtained.  Further, we cannot give any assurance that we will generate substantial revenues or that our business operations will prove to be profitable.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

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

Inventories

Inventories are valued at the lower of cost or market on a first-in, first-out (FIFO) basis, and include finished goods. Inventories consist of various gift cards having various denominations at cost.

Revenue Recognition

The Company recognizes revenue when:

•	Persuasive evidence of an arrangement exists;

•	Shipment has occurred;

•	Price is fixed or determinable; and

•	collectability is reasonably assured.

GIFT CARD DIGEST CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2010

The Company closely follows the provisions of Accounting Standards Codification (“ASC”) 605, Revenue Recognition, which includes the guidelines of Staff Accounting Bulletin No. 104 as described above. For the period from November 15, 2008 (inception) to March 31, 2010, the Company recognized no revenues.

Earnings (Loss) Per Share

The Company computes earnings per share in accordance with ASC 260 “Earnings per Share” which was previously Statement of Accounting Standards No. 128, “Earnings per Share” (“SFAS No. 128”). Under the provisions of SFAS No. 128, basic earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potentially dilutive common shares outstanding during the period.  There were no potentially dilutive common shares outstanding during the period.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes, which was previously Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

Fair Value of Financial Instruments

The Company considers that the carrying amount of financial instruments, including accounts payable, approximates fair value because of the short maturity of these instruments.

Share Based Payments

(included in ASC 718 “Compensation-Stock Compensation”)

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which replaces SFAS No. 123 and supersedes APB Opinion No. 25. Under SFAS No. 123(R), companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees or independent contractors are required to provide services. Share-based compensation arrangements include stock options and warrants, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. In March 2005, the SEC issued Staff Accounting Bulletin No. 107, or “SAB 107”. SAB 107 expresses views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the staff's views regarding the valuation of share-based payment arrangements for public companies. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods. On April 14, 2005, the SEC adopted a new rule amending the compliance dates for SFAS 123(R). Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under SFAS 123.

Effective commencing on the year ended December 31, 2008; the Company has fully adopted the provisions of SFAS No. 123(R) and related interpretations as provided by SAB 107. As such, compensation cost is measured on the date of grant as the fair value of the share-based payments. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant.

Recent Accounting Pronouncements

The company has adopted all recently issued accounting pronouncements.  The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

GIFT CARD DIGEST CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2010

Subsequent Events

We evaluated subsequent events through the date and time our financial statements were available on April 23, 2010.

NOTE 4 - EQUITY TRANSACTIONS

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

NOTE 5 - CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”). At March 31, 2010, the Company had no amounts in excess of the FDIC insured limit.

NOTE 6 - RELATED PARTY TRANSACTIONS

On November 15, 2008, the company issued 9,000,000 shares to Tammi Shnider, its sole shareholder and officer and director for the amount of $9,000.

From time to time, the company borrows from its sole officer and director, Tammi Shnider. At March 31, 2010, the company owed $4,125 and at December 31, 2009, the company owed $1,625.

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

NOTE 7 - WEBSITE DEVELOPMENT COSTS

The Company has capitalized costs in acquiring their website which consisted of the following at March 31, 2010:

March 31, 2010

Web site costs

$ 6,000

Accumulated Amortization

 (2,666)

Web site costs, Net

$ 3,334

The Company began amortizing the website costs, using the straight-line method over the estimated useful life of 3 years, once it was put into service in November of 2008.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our condensed financial statements, including the notes thereto, appearing in this Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed on April 8, 2010 with the Securities and Exchange Commission and are hereby referenced.

The statements in this report include forward-looking statements.  These forward-looking statements are based on our management’s current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations.  You should not rely upon these forward-looking statements as predictions of future events because we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur.  You can identify a forward-looking statement by the use of the forward-terminology, including words such as “may”, “will”, “believes”, “anticipates”, “estimates”, “expects”, “continues”, “should”, “seeks”, “intends”, “plans”, and/or words of similar import, or the negative of these words and phrases or other variations of these words and phrases or comparable terminology.  These forward-looking statements relate to, among other things: our sales, results of operations and anticipated cash flows; capital expenditures; depreciation and amortization expenses; sales, general and administrative expenses; our ability to maintain and develop relationship with our existing and potential future customers;  and, our ability to maintain a level of investment that is required to remain competitive.  Many factors could cause our actual results to differ materially from those projected in these forward-looking statements, including, but not limited to: variability of our revenues and financial performance; risks associated with technological changes; the acceptance of our products in the marketplace by existing and potential customers; disruption of operations or increases in expenses due to our involvement with litigation or caused by civil or political unrest or other catastrophic events; general economic conditions, government mandates and conditions in the gaming/entertainment industry in particular; and, the continued employment of our key personnel and other risks associated with competition.

For a discussion of the factors that could cause actual results to differ materially from the forward-looking statements see the “Liquidity and Capital Resources” section under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this item of this report and the other risks and uncertainties that are set forth elsewhere in this report or detailed in our other Securities and Exchange Commission reports and filings.  We believe it is important to communicate our expectations. However, our management disclaims any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise.

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

Going Concern

Our financial statements have been prepared on the basis of accounting principles applicable to a going concern. As a result, they do not include adjustments that would be necessary if we were unable to continue as a going concern and would therefore be obligated to realize assets and discharge our liabilities other than in the normal course of operations.  As reflected in the accompanying financial statements, the Company is in the development stage with no revenues, has used cash flows in operations of $23,125 from inception of November 15, 2008 to March 31, 2010 and has an accumulated deficit of $17,791 through March 31, 2010.

This raises substantial doubt about our ability to continue as a going concern, as expressed by our auditors in its opinion on our financial statements included in this report. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.

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

Stock Compensation

(included in ASC 718 “Compensation-Stock Compensation”)

The Company adopted SFAS No. 123R, Share-Based Payment (“SFAS 123R”) which requires all stock-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The Company accounts for stock-based compensation arrangements with nonemployees in accordance with the Emerging Issues Task Force Abstract No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services. The Company records the expense of such services to employees and non employees based on the estimated fair value of the equity instrument using the Black-Scholes pricing model.

Revenue Recognition

(included in ASC 605 “Revenue Recognition”)

The Company recognizes revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements’ and No. 104, “Revenue Recognition”. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

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

Outlook

The most important metric by which we judge the Company’s performance now and in the near term is top line sales growth. Our current commitment to develop and deliver quality products means that, for the near future, bottom line profitability will be a poor indicator of our success.

Since investors are certain to be the primary, near term source of liquidity to support our development and marketing efforts, our liquidity will be driven by our ability to attract repeat investments from current shareholders and to find new ones. This in turn may be materially impacted by the general investment climate.

Our primary marketing challenge for the coming 12 months is to achieve market awareness through our web portal (www.giftcarddigest.com) currently under development and anticipated to be completed for beta testing in the fourth quarter of 2010. Additionally, management is seeking new acquisitions to complement existing products.

Revenues

These forward-looking statements, pertaining to revenues, are based on our management’s current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations.  You should not rely upon these forward-looking statements as predictions of future events because we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur.  As our revenues commence, we plan to invest in marketing and sales by increasing the number of direct sales throughout our web portal to build brand awareness. We expect that in the future, marketing and sales expenses will increase in absolute dollars commencing in the third quarter of 2010 when our website (www.giftcarddigest.com) has completed it’s beta testing and is available for customers. We do not expect our revenues to increase significantly until fourth quarter of 2010.

General and Administrative Expenses

We expect that general and administrative expenses associated with executive compensation will increase in the future. Although our current president, chief financial officer and sole director have foregone full salary payments during the initial stages of the business, we are anticipated to commence revenues in the fourth quarter of 2010. In addition, we believe in the 2011 fiscal year that the compensation packages required to attract the senior executives the Company requires to execute against its business plan will increase our total general and administrative expenses.

Results for the Three Months Ended March 31, 2010 Compared to March 31, 2009

Revenues. The Company’s revenues for the three months ended March 31, 2010 and 2009 were $0.

Legal and Accounting Expenses. Legal and Accounting expenses for the three months ended March 31, 2010 were $1,500 as compared to $2,000 for the three months ended March 31, 2009. The increased Legal and Accounting fees in the 2009 period related to the pending registration statement which was declared effective in the second quarter of 2009.

General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2010 were $500 compared to $500 for the three months ended March 31, 2009.

Net Loss. Net loss for the three months ended March 31, 2010 was $2,500 as compared to $3,000 for the three months ended March 31, 2009.

Impact of Inflation

We believe that the rate of inflation has had negligible effect on our operations.  We believe we can absorb most, if not all, increased non-controlled operating costs by increasing sales prices, whenever deemed necessary and by operating our Company in the most efficient manner possible.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient amounts of cash to meet its need for cash. Since its inception, the Company has been funded by its founders with loans and through its initial public offering.  At March 31, 2010, we had a working capital deficit of $2,125 and an accumulated deficit of $17,791, as compared to a working capital deficit of $125 and an accumulated deficit of $15,291 at December 31, 2009.

As of March 31, 2010 and December 31, 2009, total current assets were $2,000.

As of March 31, 2010, total current liabilities were $4,125 of loans to related parties.  As of December 31, 2009, total current liabilities were $2,125, which consisted of $500 of accrued expenses and $1,625 of loans to related parties. We had net working capital deficit of $2,125 as of March 31, 2010, compared to net working deficit capital of $125 at December 31, 2009.

During the three months ended March 31, 2010, and March 31, 2009, operating activities used cash of $2,500.  The cash used by operating activities for both periods was primarily due to legal, accounting, and general and administrative expenses.

Cash flows from financing activities and cash generated through the company’s initial public offering represented the Company’s principal source of cash since November 15, 2008 (inception) through March 31, 2010.

Material Commitments

None

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

Recently Issued Accounting Pronouncements

The company has adopted all recently issued accounting pronouncements.  The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable for a smaller reporting company.

Item 4T.  Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed in the reports that we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Treasurer, as appropriate, to allow timely decisions regarding required disclosures.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our President and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of our first fiscal quarter covered by this report. Based on the foregoing, our President and Treasurer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in our internal controls over financial reporting during our first fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II OTHER INFORMATION

Item 1.

Legal Proceedings.

None.

Item 1A.

Risk Factors.

There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.

Defaults Upon Senior Securities.

None.

Item 4.

(Removed and Reserved).

Item 5.

Other Information.

None.

Item 6.

Exhibits

(a)

Exhibits.

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) certification of principal accounting and officer
32.1	Section 1350 certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GIFT CARD DIGEST CORP.

Dated: April 26, 2010	By:	/s/ Tammi Shnider
Tammi Shnider,
President, Chief Financial Officer, Principal Executive Officer, and Principal Accounting and Financial Officer