Form 10-Q
period 2010-06-30
Rx Technologies Corp.
filed 2010-07-30
CIK 1453086

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 333-156942

Rx Technologies Corp.

(Exact name of registrant as specified in its charter)

Florida	26-3891952
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

7076 Spyglass Avenue Parkland, Florida	33076
(Address of principal executive offices)	(Zip Code)

(954) 599-3672

(Registrant’s telephone number, including area code)

Gift Card Digest Corp.

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 15, 2010
Preferred Stock, $0.001 Common Stock, $0.001	0 47,221,850 shares

RX TECHNOLOGIES CORP.

TABLE OF CONTENTS

PAGE

Part I Financial Information	3

Item 1. Financial Statements	3

Condensed Balance Sheets at June 30, 2010 (unaudited) and December 31, 2009 (audited)	3

Condensed Statements of Operations for the three and six months ended June 30, 2010 and 2009 and the cumulative period from November 15, 2008 (inception) through June 30, 2010	4

Statement of Shareholders' Equity from November 15, 2008 (inception) through June 30, 2010	5

Condensed Statements of Cash Flows at June 30, 2010	6

Notes to Condensed Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3. Quantitative and Qualitative Disclosures About Market Risk	15

Item 4T. Controls and Procedures	15

Part II Other Information	16

Item 1. Legal Proceeding.	16

Item 1A. Risk Factors.	16

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	16

Item 3. Defaults Upon Senior Securities.	16

Item 4T. Controls and Procedures	16

Item 5. Other Information.	16

Item 6. Exhibits	16

Signatures	16

RX TECHNOLOGIES CORP.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEET

ASSETS
	Unaudited	Audited
	June 30, 2010	December 31, 2009
CURRENT ASSETS:
Cash and equivalents	$100	$—
Inventory	1,000	2,000
Total Current Assets	1,100	2,000

OTHER ASSETS:
Intellectual assets
Gift Card Digest Website, net	2,834	3,834
Rx Technologies	37,222	—
Total Other Assets	40,056	3,834

Total Assets	$41,156	$5,834

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$—	$—
Accrued expenses	3,000	500
Loans to related parties	12,625	1,625
Total Liabilities	15,625	2,125

STOCKHOLDERS' EQUITY :
Preferred Stock, par value $.001; 10,000,000 shares authorized;
0 issued and outstanding at June 30, 2010 and December 31, 2009	—	—
Common stock , par value $.001; 500,000,000 shares authorized;
47,221,850 shares issued and outstanding at June 30, 2010
10,000,000 shares issued and outstanding as of December 31, 2009	47,222	10,000
Additional paid in capital	9,000	9,000
Deficit accumulated during the development stage	(30,691)	(15,291)
Total Stockholders' Equity	25,531	3,709

Total Liabilities and Stockholders' Equity	$41,156	$5,834

The accompanying notes are an integral part of these statements.

RX TECHNOLOGIES CORP.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

For the Period November 15, 2008 (inception) through June 30, 2010

(Unaudited)

					Cumulative from
	For the three	For the three	For the six	For the six	November 15, 2008
	months ended	months ended	months ended	months ended	(inception) thru
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009	June 30, 2010

Net Sales	$—	$—	$—	$—	$—

Cost of Sales	—	—	—	—	—

Gross Profit	—	—	—	—	—

Operating Expenses:
Legal and Accounting	6,500	500	8,000	2,500	18,625
Depreciation and Amortization	500	500	1,000	1,000	3,166
General and Administrative	5,900	500	6,400	1,000	8,900

Total Operating Expenses	12,900	1,500	15,400	4,500	30,691

Operating Loss	(12,900)	(1,500)	(15,400)	(4,500)	(30,691)

Other income/expenses:
Total Other Income/ (Expenses)	—	—	—	—	—

Net (loss) before Income Taxes	(12,900)	(1,500)	(15,400)	(4,500)	(30,691)

Provision for Income Taxes	—	—	—	—	—

Net (loss)	$(12,900)	$(1,500)	$(15,400)	$(4,500)	$(30,691)

Basic and diluted net loss per common share	**	**	**	**

Weighted average number of common shares outstanding	34,814,000	9,000,000	22,407,000	9,000,000

** - Less than $0.01 per share

The accompanying notes are an integral part of these statements.

RX TECHNOLOGIES CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF SHAREHOLDERS’ EQUITY

from November 15, 2008 (inception) through June 30, 2010

(Unaudited)

						Accumulated
					Additional	(Deficit) During	Total
	Preferred Stock		Common Stock		Paid-in	Development	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Stage	Equity

Balance at November 15, 2008
(date of inception)	—	$—	—	$—	$—	$—	$—

Common stock issued, Par Value of $0.001	—	—	9,000,000	9,000	—	—	9,000

Net (loss) for the year ended December 31, 2008	—	—	—	—	—	(3,166)	(3,166)
Balance at December 31, 2008	—	—	9,000,000	9,000	—	(3,166)	5,834

Common stock issued on October 18, 2009
(pursuant to Form S-1 which became
effective May 21, 2009 - $0.01/share)	—	—	1,000,000	1,000	9,000	—	10,000

Net (loss) for year ending December 31, 2009	—	—	—	—	—	(12,125)	(12,125)

Balance at December 31, 2009	—	—	10,000,000	10,000	9,000	(15,291)	3,709

Net Loss for six (6) months ending June 30, 2010						(15,400)	(15,400)

Common stock issued on April 30, 2010 for
Rx Technologies/Intellectual Property	—	—	37,221,850	37,222	—	—	37,222

Balance at June 30, 2010	—	$—	47,221,850	$47,222	$9,000	$(30,691)	$25,531

The accompanying notes are an integral part of these statements.

RX TECHNOLOGIES CORP.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

For the Period November 15, 2008 (inception) through June 30, 2010

(Unaudited)

			Cumulative from
	For the six	For the six	November 15, 2008
	months ended	months ended	(inception) thru
	June 30, 2010	June 30, 2009	June 30, 2010
OPERATING ACTIVITIES:
Net loss	$(15,400)	$(4,500)	$(30,691)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in amortization	1,000	1,000	3,166
Acquisition of intellectual property	—	—	(6,000)

Changes in operating assets and liabilities:
(Increase)Decrease in inventory	1,000	—	(1,000)
Increase/(Decrease) in accrued expenses	2,500	1,500	3,000

Net cash used in operating activities	(10,900)	(2,000)	(31,525)

FINANCING ACTIVITIES:
Issuance of common stock for cash	—	—	19,000
Loans payable - related parties	11,000	2,000	12,625

Net cash provided by (used in) financing activities	11,000	2,000	31,625

NET INCREASE IN CASH	100	—	100

CASH BEGINNING BALANCE	—	—	—

CASH ENDING BALANCE	$100	—	100

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	$—	—	—
Interest paid	$—	—	—

The accompanying notes are an integral part of these statements.

RX TECHNOLOGIES CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2010

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  The audited financial statements for the period November 15, 2008 (Inception) through December 31, 2009 and the year ended December 31, 2008 were filed on April 8, 2010 with the Securities and Exchange Commission and are hereby referenced.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six months ended June 30, 2010 and for the period November 15, 2008 (Inception) through June 30, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010.

NOTE 2 - DESCRIPTION OF BUSINESS AND DEVELOPMENT STAGE RISK

Description of Business

RX TECHNOLOGIES CORP. ("THE COMPANY") is a development stage company, incorporated in the State of Florida on November 15, 2008. The company is currently developing in two (2) primary areas as follows:

RxTC database processes

The RxTC database is for prescription drug databases. The RxTC solutions  is a secure, easy-to-use and minimum cost service for confronting prescription drug abuse and diversion.  The RxTC solution is a comprehensive secure validation, monitoring and reporting procedure integrated with a visual identification verification  system.  The process immediately prevents “doctor shopping,” individuals going to more than one physician at a time to obtain prescription drugs. By deploying the RxTC solution, patient’s identities can be verified and validated.  Physicians and pharmacists will immediately have live, real-time data available for scrutiny and could receive important alerts and valid dispensing histories.  Secondary verification at the point of dispensing could further eliminate the potential for fraud and other more serious crimes.

The Website - GiftCardDigest

The website ("www.giftcarddigest.com") under development, is designed to sell individual gift cards consisting of over 100 separate and distinct merchants. Our basic concept is an offering of over 100 gift cards so the customer can select from various alternatives for their gift card purchases having the feature of customer service and free standard shipping. We anticipate that our customers will have a good experience because of the consolidated approach of purchasing an assortment of distinct and separate gift cards using our web site to consolidate substantially all their gift card purchases.

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

On April 28, 2010, we filed Amended and Restated Articles of Incorporation with the Secretary of State of Florida which:

•	changed the name of the corporation to Rx Technologies Corp.,

•	increased the number of authorized shares of common stock from 100,000,000 shares to 500,000,000 shares and fixed a par value of $0.001 per share,

•	authorized a class of 10,000,000 shares of blank check preferred stock, par value $0.001 per share, and

•

included indemnification provisions customary under Florida law, as well as election not to be governed by the provisions of the Florida Business Corporation Act governing affiliated transactions and an election to be governed by the provisions related to control share acquisitions.

RX TECHNOLOGIES CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2010

On April 30, 2010, we entered into an Intellectual Property Agreement with Mr. Evan Brovenick, the developer and owner of the RxTC database processes for prescription drug databases. Pursuant to this agreement, the Company acquired solely the intellectual property and related rights. The total consideration for the intellectual property purchased was the issuance of 37,221,850 common shares of our company. The issued common shares were allocated, in part, to certain other associates involved with facilitating the development of the intellectual property as defined in the Intellectual Property Agreement.

As of June 30, 2010, we had an accumulated deficit of $30,691.  Our auditors have raised substantial doubt as to our ability to continue as a going concern.  Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.  There can be no assurance that we will operate at a profit or such additional financing will be available, or if available, can be obtained on satisfactory terms.

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

Management’s Plan to Continue as a Going Concern

The Company has met its historical working capital requirements from the sale of its capital shares and loans from officers, directors and stockholders.  In order to continue as a going concern, the Company will need, among other things, additional capital resources.

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

RX TECHNOLOGIES CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2010

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

Intellectual Properties

The company accounts for its two (2) primary intellectual properties at lower cost to market value and amortize over the useful life of the asset.

Revenue Recognition

The Company recognizes revenue when:

•	Persuasive evidence of an arrangement exists;

•	Shipment has occurred;

•	Price is fixed or determinable; and

•	Collectability is reasonably assured.

The Company closely follows the provisions of Accounting Standards Codification (“ASC”) 605, Revenue Recognition, which includes the guidelines of Staff Accounting Bulletin No. 104 as described above. For the period from November 15, 2008 (inception) to June 30, 2010, the Company recognized no revenues.

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

RX TECHNOLOGIES CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2010

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

Subsequent Events

We evaluated subsequent events through the date and time our financial statements were available on July 22, 2010.

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

RX TECHNOLOGIES CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2010

On April 30, 2010, the company issued 37,221,850 shares of common stock in accordance with the Intellectual Property Agreement to nine (9) individuals. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).

NOTE 5 - CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”). At June 30, 2010, the Company had no amounts in excess of the FDIC insured limit.

NOTE 6 - RELATED PARTY TRANSACTIONS

On November 15, 2008, the company issued 9,000,000 shares to Tammi Shnider, its former sole shareholder and officer and director for the amount of $9,000.

From time to time, the company borrows from its officers, directors and stockholders. At June 30, 2010, the company owed $12,625 to Steven Adelstein, the father of Tammi Shnider and present stockholder and at December 31, 2009, the company owed $1,625. There are no signed or executed agreements between the parties and the company and therefore there are no assurances that said related parties will advance funds in the future.

On November 15, 2008, the company entered into an agreement to acquire the intellectual property (www.giftcarddigest.com) for $6,000 including all rights, title and interest.

On April 30, 2010, the company acquired intellectual property (RxTC Database) for $37,222 including all rights, title and interest.

The Company does not lease or rent any property. Office space and services are provided without charge by Steven Adelstein, stockholder, our sole officer and director. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein.

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 7 - INTELLECTUAL PROPERTY

The Company has capitalized costs in acquiring intellectual properties which consisted of the following at June 30, 2010:

June 30, 2010

Web site costs (www.giftcarddigest.com)	$6,000
Accumulated Amortization	(3,166)
Web site costs, Net	2,834
Intellectual Property – RxTC Database	37,222
Total	$40,056

The Company begins amortizing intellectual property costs, using the straight-line method over the estimated useful life of 3 years, once it was put into service. At June 30, 2010, the website (“www.giftcard digest.com”) was put into service November, 2008 and RxTC Database has not been put in service and therefore amortization has not commenced.

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

Overview

RX TECHNOLOGIES CORP. ("THE COMPANY") is a development stage company, incorporated in the State of Florida on November 15, 2008. The company is currently developing in two (2) primary areas as follows:

The RxTC database is for prescription drug databases. The RxTC solutions is a secure, easy-to-use and minimum cost service for confronting prescription drug abuse and diversion.  The RxTC solution is a comprehensive secure validation, monitoring and reporting procedure integrated with a visual identification verification system.  The process immediately prevents “doctor shopping,” individuals going to more than one physician at a time to obtain prescription drugs. By deploying the RxTC solution, patient’s identities can be verified and validated.

The website ("www.giftcarddigest.com") under development, is designed to sell individual gift cards consisting of over 100 separate and distinct merchants. Our basic concept is an offering of over 100 gift cards so the customer can select from various alternatives for their gift card purchases having the feature of customer service and free standard shipping.

Going Concern

Our financial statements have been prepared on the basis of accounting principles applicable to a going concern. As a result, they do not include adjustments that would be necessary if we were unable to continue as a going concern and would therefore be obligated to realize assets and discharge our liabilities other than in the normal course of operations.  As reflected in the accompanying financial statements, the Company is in the development stage with no revenues, has used cash flows in operations of $31,525 from inception of November 15, 2008 to June 30, 2010 and has an accumulated deficit of $41,156through June 30, 2010.

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

Our primary marketing challenge for the coming 12 months is to achieve market awareness through our intellectual properties  (www.giftcarddigest.com and RxTC Database) currently under development and anticipated to be completed for beta testing in early 2011. Additionally, management is seeking new acquisitions to complement existing products.

Revenues

As our revenues commence, we plan to invest in marketing and sales by increasing the number of direct sales throughout our web portal to build brand awareness. We expect that in the future, marketing and sales expenses will increase in absolute dollars commencing in the third quarter of 2010 when our intellectual properties has  been further developed. We do not expect our revenues to commence significantly until early 2011.

General and Administrative Expenses

We expect that general and administrative expenses associated with executive compensation will increase in the future. Although our current president, chief financial officer and sole director have foregone full salary payments during the initial stages of the business, we are anticipated to commence revenues in early 2011. In addition, we believe in the 2011 fiscal year that the compensation packages required to attract the senior executives the Company requires to execute against its business plan will increase our total general and administrative expenses.

Results for the Three Months Ended June 30, 2010 and June 30, 2009

Revenues. The Company’s revenues for the six months ended June 30, 2010 and 2009 were $0. From inception through June 30, 2010, the company had no revenues.

Legal and Accounting Expenses. Legal and Accounting expenses for the six months ended June 30, 2010 were $8,000as compared to $2,500 for the sixmonths ended June 30, 2009. The increased Legal and Accounting fees in the 2010 period related to the fees associated with the purchase of intellectual property which occurred during the second quarter of 2010.

General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 2010 were $6,500compared to $1,000for the sixmonths ended June 30, 2009.  The increased general and administrative fees in 2010 were attributable to expenses associated with the purchase of intellectual property.

Net Loss. Net loss for the six months ended June 30, 2010 was $15,400 as compared to $4,500 for the six months ended June 30, 2009.

Impact of Inflation

We believe that the rate of inflation has had negligible effect on our operations.  We believe we can absorb most, if not all, increased non-controlled operating costs by increasing sales prices, whenever deemed necessary and by operating our Company in the most efficient manner possible.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient amounts of cash to meet its need for cash. Since its inception, the Company has been funded by its founders with loans and through its initial public offering.  At June 30, 2010, we had a working capital deficit of $14,525and an accumulated deficit of $30,691, as compared to a working capital deficit of $125 and an accumulated deficit of $15,291 at December 31, 2009.  Our working capital needs are currently being met by the sale of common shares and advances from related parties.

As of June 30, 2010 and December 31, 2009, total current assets were $1,100and $2,000 respectively.

As of June 30, 2010, total current liabilities were$15,625 consisting of $12,625 of loans to related parties and $3,000 of accrued expenses.  As of December 31, 2009, total current liabilities were $2,125, which consisted of $500 of accrued expenses and $1,625 of loans to related parties. We had net working capital deficit of $14,525as of June 30, 2010, compared to net working deficit capital of $125 at December 31, 2009.

During the six months ended June 30, 2010 and June 30, 2009, operating activities used cash of $10,900 and $2,000respectively.  The cash used by operating activities for both periods was primarily due to legal, accounting, and general and administrative expenses.

Cash flows from financing activities and cash generated through the company’s initial public offering represented the Company’s principal source of cash since November 15, 2008 (inception) through June 30, 2010.

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

Item 4T.  Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed in the reports that we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our President and our principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosures.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our President and our principal financial and accounting officer of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of our first fiscal quarter covered by this report. Based on the foregoing, our President and our principal financial and accounting officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

None

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  (Removed and Reserved).

Item 5.  Other Information.

None.

Item 6.  Exhibits

(a)  Exhibits.

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) certification of Prinicpal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) certification of Principal accounting officer
32.1	Section 1350 certification of Chief Executive Officer
32.2	Section 1350 certification of Principal accounting and financial officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RX TECHNOLOGIES CORP.

Dated: July 30, 2010	By:	/s/ Michael McManus
Michael McManus,
President and Principal Executive Officer