Form 10-Q
period 2010-09-30
Rx Technologies Corp.
filed 2010-10-18
CIK 1453086

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

___________________________________________________________

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 15, 2010
Preferred Stock, $0.001 Common Stock, $0.001	0 47,221,850 shares

RX TECHNOLOGIES CORP.

TABLE OF CONTENTS

PAGE

Part I Financial Information	3

Item 1. Financial Statements	3

Condensed Balance Sheets at September 30, 2010 (unaudited) and December 31, 2009 (audited)	3

Condensed Statements of Operations for the three and nine months ended September 30, 2010 and 2009 and the cumulative period from November 15, 2008 (inception) through September 30, 2010	4

Statement of Shareholders' Equity from November 15, 2008 (inception) through September 30, 2010	5

Condensed Statements of Cash Flows at September 30, 2010	6

Notes to Condensed Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3. Quantitative and Qualitative Disclosures About Market Risk	15

Item 4T. Controls and Procedures	15

Part II Other Information	16

Item 1. Legal Proceeding.	16

Item 1A. Risk Factors.	16

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	16

Item 3. Defaults Upon Senior Securities.	16

Item 4. (Removed and Reserved).	16

Item 5. Other Information.	16

Item 6. Exhibits	16

Signatures	17

RX TECHNOLOGIES CORP.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEET

ASSETS
	Unaudited	Audited
	September 30, 2010	December 31, 2009
CURRENT ASSETS:
Cash and equivalents	$100	$—
Inventory	1,000	2,000
Total Current Assets	1,100	2,000

OTHER ASSETS:
Intellectual assets
Gift Card Digest Website, net	2,334	3,834
Rx Technologies	37,222	—
Total Other Assets	39,556	3,834

Total Assets	$40,656	$5,834

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Accounts payable	$—	$—
Accrued expenses	3,000	500
Loans to related parties	13,625	1,625
Total Liabilities	16,625	2,125

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred Stock, par value $.001; 10,000,000 shares authorized; 0 issued and outstanding at Septermber 30, 2010 and December 31, 2009	—	—
Common stock, par value $.001; 500,000,000 shares authorized; 47,221,850 shares issued and outstanding at Septermber 30, 2010; 10,000,000 shares issued and outstanding as of December 31, 2009	47,222	10,000
Additional paid in capital	9,000	9,000
Deficit accumulated during the development stage	(32,191)	(15,291)
Total Stockholders' Equity	24,031	3,709

Total Liabilities and Stockholders' Equity	$40,656	$5,834

RX TECHNOLOGIES, CORP.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

For the Period November 15, 2008 (inception) through September 30, 2010

(Unaudited)

					Cumulative from
	For the three	For the three	For the nine	For the nine	November 15, 2008
	months ended	months ended	months ended	months ended	(inception) thru
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009	September 30, 2010

Net Sales	$—	$—	$—	$—	$—

Cost of Sales	—	—	—	—	—

Gross Profit	—	—	—	—	—

Operating Expenses:
Legal and Accounting	500	500	8,500	3,000	19,125
Depreciation and Amortization	500	500	1,500	1,500	3,666
General and Administrative	500	500	6,900	1,500	9,400

Total Operating Expenses	1,500	1,500	16,900	6,000	32,191

Operating Loss	(1,500)	(1,500)	(16,900)	(6,000)	(32,191)

Other income/expenses:
Total Other Income/ (Expenses)	—	—	—	—	—

Net (loss) before Income Taxes	(1,500)	(1,500)	(16,900)	(6,000)	(32,191)

Provision for Income Taxes	—	—	—	—	—

Net (loss)	$(1,500)	$(1,500)	$(16,900)	$(6,000)	$(32,191)

Basic and diluted net loss per common share	**	**	**	**

Weighted average number of common shares outstanding	47,221,850	9,000,000	30,678,806	9,000,000

** - Less than $0.01 per share

RX TECHNOLOGIES, CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

From November 15, 2008 (inception) through September 30, 2010

(Unaudited)

			Additional	Accumulated	Total
	Common Stock		Paid-in	(Deficit) During	Shareholders'
	Shares	Amount	Capital	Development Stage	Equity/(Deficit)

Balance at November 15, 2008 (date of inception)	—	$—	$—	$—	$—

Common stock issued, Par Value of $0.001	9,000,000	9,000	—	—	9,000

Net (loss) for the year ended December 31, 2008	—	—	—	(3,166)	(3,166)

Balance at December 31, 2008	9,000,000	9,000	—	(3,166)	5,834

Common stock issued on October 18, 2009 (pursuant to Form S-1 which became effective May 21, 2009 - $0.01/share)	1,000,000	1,000	9,000	—	10,000

Net (loss) for year ending December 31, 2009	—	—	—	(12,125)	(12,125)

Balance at December 31, 2009	10,000,000	10,000	9,000	(15,291)	3,709

Common stock issued on April 30, 2010 for Rx Technologies/Intellectual Property	37,221,850	37,222	—	—	37,222

Net Loss for nine (9) months ending September 30, 2010	—	—	—	(16,900)	(16,900)

Balance at September 30, 2010	47,221,850	$47,222	$9,000	$(32,191)	$24,031

RX TECHNOLOGIES CORP.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

For the Period November 15, 2008 (inception) through Septermber 30, 2010

(Unaudited)

			Cumulative from
			November 15, 2008
	For the nine	For the nine	(Inception)
	months ended	months ended	through
	Septermber 30, 2010	Septermber 30, 2009	Septermber 30, 2010
OPERATING ACTIVITIES:
Net loss	$(16,900)	$(6,000)	$(32,191)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in amortization	1,500	1,500	3,666
Issuance of common stock for services

Changes in operating assets and liabilities:
(Increase)/Decrease in inventory	—	—	(2,000)
Increase/(Decrease) in accounts payable		2,000	—
Increase/(Decrease) in accrued expenses	2,500	—	3,000
Acquisition of intellectual property	—	—	(6,000)

Net cash used in operating activities	(12,900)	(2,500)	(33,525)

FINANCING ACTIVITIES:
Issuance of common stock for cash	—	—	19,000
Increase in accrued interest payable	—	—	—
Repayment of related party loan payable	—	—	(6,000)
Proceeds from related party loan payable	13,000	2,500	20,625

Net cash provided by (used in) financing activities	13,000	2,500	33,625

NET INCREASE IN CASH	100	—	100

CASH BEGINNING BALANCE	—	—	—

CASH ENDING BALANCE	$100	$—	$100

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	$—	$—	$—
Interest paid	$—	$—	$—

NON-CASH TRANSACTIONS AFFECTING OPERATING, AND FINANCING ACTIVITIES:
Issuance of common stock for purchase of intellectual property	$37,222	$—	$37,222
Repayment of related party loan with gift card inventory	$1,000	$—	$1,000

RX TECHNOLOGIES CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  The audited financial statements for the period November 15, 2008 (Inception) through December 31, 2009 and the year ended December 31, 2008 were filed on April 8, 2010 with the Securities and Exchange Commission and are hereby referenced.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine months ended September 30, 2010 and for the period November 15, 2008 (Inception) through September 30, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010.

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

SEPTEMBER 30, 2010

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

As of September 30, 2010, we had an accumulated deficit of ($32,191).  Our auditors have raised substantial doubt as to our ability to continue as a going concern.  Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.  There can be no assurance that we will operate at a profit or such additional financing will be available, or if available, can be obtained on satisfactory terms.

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

SEPTEMBER 30, 2010

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

The Company closely follows the provisions of Accounting Standards Codification (“ASC”) 605, Revenue Recognition, which includes the guidelines of Staff Accounting Bulletin No. 104 as described above. For the period from November 15, 2008 (inception) to September 30, 2010, the Company recognized no revenues.

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

RX TECHNOLOGIES CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

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

Subsequent Events

We evaluated subsequent events through the date and time our financial statements were available on October 7, 2010.

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

RX TECHNOLOGIES CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

NOTE 5 - CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”). At September 30, 2010, the Company had no amounts in excess of the FDIC insured limit.

NOTE 6 - RELATED PARTY TRANSACTIONS

On November 15, 2008, the company issued 9,000,000 shares to Tammi Shnider, its former sole shareholder and officer and director for the amount of $9,000.

From time to time, the company borrows from its officers, directors and stockholders. At September 30, 2010, the company owed $13,625 to Steven Adelstein, the father of Tammi Shnider and present stockholder and at December 31, 2009, the company owed $1,625. There are no signed or executed agreements between the parties and the company and therefore there are no assurances that said related parties will advance funds in the future.

On November 15, 2008, the company entered into an agreement to acquire the intellectual property (www.giftcarddigest.com) for $6,000 including all rights, title and interest.

On April 30, 2010, the company acquired intellectual property (RxTC Database) for $37,222 including all rights, title and interest.

The Company does not lease or rent any property. Office space and services are provided without charge by Steven Adelstein, stockholder. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein.

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 7 - INTELLECTUAL PROPERTY

The Company has capitalized costs in acquiring intellectual properties which consisted of the following at September 30, 2010:

September 30, 2010

Web site costs (www.giftcarddigest.com)	$6,000
Accumulated Amortization	(3,666)
Web site costs, Net	2,334
Intellectual Property – RxTC Database	37,222
Total	$39,556

The Company begins amortizing intellectual property costs, using the straight-line method over the estimated useful life of 3 years, once it was put into service. At September 30, 2010, the website (“www.giftcard digest.com”) was put into service November, 2008 and RxTC Database has not been put in service and therefore amortization has not commenced.

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

The website ("www.giftcarddigest.com"), under development, is designed to sell individual gift cards consisting of over 100 separate and distinct merchants. Our basic concept is an offering of over 100 gift cards so the customer can select from various alternatives for their gift card purchases having the feature of customer service and free standard shipping.

Going Concern

Our financial statements have been prepared on the basis of accounting principles applicable to a going concern. As a result, they do not include adjustments that would be necessary if we were unable to continue as a going concern and would therefore be obligated to realize assets and discharge our liabilities other than in the normal course of operations.  As reflected in the accompanying financial statements, the Company is in the development stage with no revenues, has used cash flows in operations of $33,525 from inception of November 15, 2008 to September 30, 2010 and has an accumulated deficit of ($32,191) through September 30, 2010.

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

Our primary marketing challenge for the coming 12 months is to achieve market awareness through our intellectual properties  (www.giftcarddigest.com and RxTC Database) currently under development and anticipated to be completed for beta testing in mid 2011. Additionally, management is seeking new acquisitions to complement existing products.

Revenues

As our revenues commence, we plan to invest in marketing and sales by increasing the number of direct sales throughout our web portal to build brand awareness. We expect that in the future, marketing and sales expenses will increase in absolute dollars commencing in the third quarter of 2011 when our intellectual properties has  been further developed. We do not expect our revenues to commence significantly until late 2011.

General and Administrative Expenses

We expect that general and administrative expenses associated with executive compensation will increase in the future. Although our current president, chief financial officer and sole director have foregone full salary payments during the initial stages of the business, we are anticipated to commence revenues in late 2011. In addition, we believe in the 2011 fiscal year that the compensation packages required to attract the senior executives the Company requires to execute against its business plan will increase our total general and administrative expenses.

Results for the Nine Months Ended September 30, 2010 and September 30, 2009

Revenues. The Company’s revenues for the nine months ended September 30, 2010 and 2009 were $0. From inception through September 30, 2010, the company had no revenues.

Legal and Accounting Expenses. Legal and Accounting expenses for the nine months ended September 30, 2010 were $8,500as compared to $3,000 for the nine months ended September 30, 2009. The Legal and Accounting fees in the 2010 included fees for the filing of Form S-1 with the Securities and Exchange Commission and 2009 are for the normal and recurring fees relating to filings with the Securities and Exchange Commission.

General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 2010 were $6,900compared to $1,500for the nine months ended September 30, 2009.  The general and administrative expenses for both 2010 included fees for the filing of Form S-1 with the Securities and Exchange Commission and 2009 are for the normal and recurring fees.

Net Loss. Net loss for the nine months ended September 30, 2010 was ($16,900) as compared to ($6,000) for the nine months ended September 30, 2009.

Results for the Three Months Ended September 30, 2010 and September 30, 2009

Revenues. The Company’s revenues for the three months ended September 30, 2010 and 2009 were $0. From inception through September 30, 2010, the company had no revenues.

Legal and Accounting Expenses. Legal and Accounting expenses for the three months ended September 30, 2010 were $500as compared to $500 for the three months ended September 30, 2009. The Legal and Accounting fees in the 2010 and 2009 are for the normal and recurring fees relating to filings with the Securities and Exchange Commission.

General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2010 were $500compared to $500for the three months ended September 30, 2009.  The general and administrative expenses for both 2010 and 2009 are for the normal and recurring fees.

Net Loss. Net loss for the three months ended September 30, 2010 was ($1,500) as compared to ($1,500) for the three months ended September 30, 2009.

Impact of Inflation

We believe that the rate of inflation has had negligible effect on our operations.  We believe we can absorb most, if not all, increased non-controlled operating costs by increasing sales prices, whenever deemed necessary and by operating our Company in the most efficient manner possible.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient amounts of cash to meet its need for cash. Since its inception, the Company has been funded by its founders with loans and through its initial public offering.  At September 30, 2010, we had a working capital deficit of ($15,525) and an accumulated deficit of ($32,191), as compared to a working capital deficit of ($125) and an accumulated deficit of ($15,291) at December 31, 2009.  Our working capital needs are currently being met by the sale of common shares and advances from related parties.

As of September 30, 2010 and December 31, 2009, total current assets were $1,100and $2,000 respectively.

As of September 30, 2010, total current liabilities were $16,625 consisting of $13,625 of loans to related parties and $3,000 of accrued expenses.  As of December 31, 2009, total current liabilities were $2,125, which consisted of $500 of accrued expenses and $1,625 of loans to related parties.

During the nine months ended September 30, 2010 and September 30, 2009, operating activities used cash of $12,900 and $2,500 respectively.  The cash used by operating activities for both periods was primarily due to legal, accounting, and general and administrative expenses.

Cash flows from financing activities including loans from related parties and cash generated through the company’s initial public offering represented the Company’s principal source of cash since November 15, 2008 (inception) through September 30, 2010.

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

There has been no change in our internal controls over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors.

There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  (Removed and Reserved).

Item 5.  Other Information.

None.

Item 6.  Exhibits

(a)  Exhibits.

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) certification of Principal accounting officer
32.1	Section 1350 certification of Chief Executive Officer
32.2	Section 1350 certification of Principal accounting and financial officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RX TECHNOLOGIES CORP.

Dated: October 15, 2010	By:	/s/ Michael McManus
Michael McManus,
President and Principal Executive Officer