Form 10-Q
period 2011-03-31
Rx Technologies Corp.
filed 2011-04-28
CIK 1453086

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 333-156942

Rx Technologies Corp.

(Exact name of registrant as specified in its charter)

Florida	26-3891952
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

7076 Spyglass Avenue, Parkland, FL	33076
(Address of principal executive offices)	(Zip Code)

(954) 599-3672

(Issuer’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of  “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

           Large accelerated filer        ☐                                                                             Accelerated filer                             ☐

           Non-accelerated filer          ☐                                                                             Smaller reporting company           ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 25, 2011
Common Stock, $0.001	64,321,850 shares

RX TECHNOLOGIES CORP.

TABLE OF CONTENTS

PAGE

Part I Financial Information	3

Item 1. Financial Statements	3

Condensed Balance Sheets at March 31, 2011 (unaudited) and December 31, 2010 (audited)	3

Condensed Statements of Operations for the three months ended March 31, 2011 and the cumulative period from November 15, 2008 (inception) through March 31, 2011	4

Condensed Statements of Cash Flows at March 31, 2011	5

Notes to Condensed Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	12

Item 3. Quantitative and Qualitative Disclosures About Market Risk.	15

Item 4T. Controls and Procedures.	15

Part II Other Information	16

Item 1. Legal Proceeding.	16

Item 1A. Risk Factors.	16

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	16

Item 3. Defaults Upon Senior Securities.	16

Item 4. (Removed and Reserved).	16

Item 5. Other Information.	16

Item 6. Exhibits.	16

Signatures	16

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

RX TECHNOLOGIES CORP.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

ASSETS
	March 31, 2011	December 31, 2010
	(unaudited)	(audited)
CURRENT ASSETS:
Cash and equivalents	$—	$—
Inventory	—	—
Total Current Assets	—	—

OTHER ASSETS:
Intellectual Property
Gift Card Digest Website, net	—	1,834
RxTC Solutions	37,222	37,222
Medipayments	25,000	—
Total Other Assets	62,222	39,056
Total Assets	$62,222	$39,056

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Accounts Payable	—	—
Accrued Expenses	5,900	7,400
Advances from Related Parties	1,500	—
Total Current Liabilities	7,400	7,400
Long-term Liabilities
Total Long-term Liabilities	—	—
Total Liabilities	7,400	7,400

STOCKHOLDERS' EQUITY/(DEFICIT):
Preferred Stock, par value $.001; 10,000,000 shares authorized; 0 issued and outstanding at March 31, 2011 and December 31, 2010	—	—
Common stock, par value $.001; 500,000,000 shares authorized; 64,321,850 shares issued and outstanding at March 31, 2011 55,821,850 shares issued and outstanding at December 31, 2010;	64,322	55,822
Additional paid in capital	77,400	43,400
Deficit accumulated during the development stage	(86,900)	(67,566)
Total Stockholders' Equity	54,822	31,656

Total Liabilites and Stockholder's Equity (Deficit)	$62,222	$39,056

The accompanying notes are an integral part of these statements.

RX TECHNOLOGIES CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

			Cumulative from
	For the three	For the three	November 15, 2008
	months ended	months ended	(Inception) through
	March 31, 2011	March 31, 2010	March 31, 2011

Net Sales	$—	$—	$—

Cost of Sales	—	—	—

Gross Profit	—	—	—

Expenses:
General & Administrative	1,500	500	12,275
Legal and Accounting	1,000	1,500	26,625
Fees to Directors	—	—	15,000
Consulting, Marketing and Advertising	15,000	—	27,000
Amortization	1,834	500	6,000

Total Expenses	19,334	2,500	86,900

Net (loss) before Income Taxes	(19,334)	(2,500)	(86,900)

Provision for Income Taxes	—	—	—

Net (loss)	$(19,334)	$(2,500)	$(86,900)

Basic and diluted net loss per common share	**	**

Weighted average number of common shares outstanding	59,260,438	10,000,000

** Less than $0.01 per share

The accompanying notes are an integral part of these statements.

RX TECHNOLOGIES CORP.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

For the Period November 15, 2008 (inception) through March 31, 2011

			Cumulative from
	For the three	For the three	November 15, 2008
	months ended	months ended	(Inception) through
	March 31, 2011	March 31, 2010	March 31, 2011
OPERATING ACTIVITIES:
Net loss	$(19,334)	$(2,500)	$(86,900)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in amortization	1,834	500	6,000
Stock issued for services	10,000	—	35,000
Conversion of shareholder loan to equity	7,500	—	7,500
Changes in operating assets and liabilities:
Acquisition of intellectual property	—	—	(6,000)
Increase/(Decrease) in accounts payable and accrued expenses	(1,500)	(500)	7,400

Net cash used in operating activities	(1,500)	(2,500)	(37,000)

FINANCING ACTIVITIES:
Increase in due to related parties	1,500	2,500	24,000
Increase in notes payable	—	—	(6,000)
Proceeds from issuance of common stock	—	—	19,000

Net cash provided by (used in) financing activities	1,500	2,500	37,000

NET INCREASE (DECREASE) IN CASH	—	—	—

CASH BEGINNING BALANCE	—	—	—

CASH ENDING BALANCE	—	—	—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	$—	$—	$—
Interest paid	$—	$—	$—

NON-CASH TRANSACTIONS AFFECTING OPERATING, INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock for acquisition of intellectual property	$25,000	$—
Issuance of notes payable for acquisition of intellectual property	$—	$—

The accompanying notes are an integral part of these statements.

RX TECHNOLOGIES CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2011

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  The audited financial statements for the period November 15, 2008 (Inception) through December 31, 2010 and the year ended December 31, 2009 were filed on February 24, 2011 with the Securities and Exchange Commission and are hereby referenced.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2011 and for the period November 15, 2008 (Inception) through March 31, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011.

NOTE 2 - DESCRIPTION OF BUSINESS AND DEVELOPMENT STAGE RISK

Description of Business

RX TECHNOLOGIES CORP. (“THE COMPANY”) is a development stage company, incorporated in the State of Florida on November 15, 2008. The company is focusing in the development of two (2) databases, at March 31, 2011, as follows:

RxTC  Database

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

Medipayment Database

The Medipayment process includes a system whereby merchants that utilize the process have additional identifying features of the consumer to enhance correct identification on presentation and process of the facility. Additionally, Medipayments is developing vending dispensaries and tech messaging services in the related fields of technology.

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

MARCH 31, 2011

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

On February 25, 2011, we entered into an Intellectual Property Agreement with Medipayments, Inc., the developer and owner of the Medipayment’s process for merchant services including trade secrets and intellectual property rights.  The Medipayment process includes a system whereby merchants that utilize the process have additional identifying features of the consumer to enhance correct identification on presentation and process of the facility. Additionally, Medipayments is developing vending dispensaries and tech messaging services in the related fields of technology.

As of March 31, 2011, we had an accumulated deficit of ($86,900).  Our auditors have raised substantial doubt as to our ability to continue as a going concern.  Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.  There can be no assurance that we will operate at a profit or such additional financing will be available, or if available, can be obtained on satisfactory terms.

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

MARCH 31, 2011

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

Intellectual Properties

The company accounts for its two (2) primary intellectual properties at lower cost to market value and amortize over the useful life of the asset. The company’s two (2) primary intellectual properties are under development and have not been placed in service at March 31, 2011.

The Company evaluates the recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset's carrying amount may not be recoverable. There was an impairment for the period ended March 31, 2011 of $1,834 as the company determined the intangible asset was not recoverable.

Revenue Recognition

The Company recognizes revenue when:

•	Persuasive evidence of an arrangement exists;
•	Shipment has occurred;
•	Price is fixed or determinable; and
•	Collectability is reasonably assured.

The Company closely follows the provisions of Accounting Standards Codification (“ASC”) 605, Revenue Recognition, which includes the guidelines of Staff Accounting Bulletin No. 104 as described above. For the period from November 15, 2008 (inception) to March 31, 2011, the Company recognized no revenues.

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

MARCH 31, 2011

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

Subsequent Events

We evaluated subsequent events through the date and time our financial statements were available on April 30, 2011.

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

MARCH 31, 2011

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

On December 15, 2010, the Company issued a total of 8,600,000 common shares to directors (3,000,000 shares), payment of obligation to related party (3,600,000 shares) and payment to consultants (2,000,000 shares).

On February 25, 2011, we acquired the Intellectual Property Agreement with Medipayments, Inc., the developer and owner of the Medipayments processes for merchant services and issued 5,000,000 common shares as defined in the Intellectual Property Agreement. Additionally, we issued 2,000,000 common shares to consultants of the Medipayments, Inc. transaction.

On March 31, 2011, the Company issued 1,500,000 shares of common stock to Steven Adelstein, for payment of loans from related parties and authorized the issuance of additional 4,000,000 common shares pursuant to a private placement memorandum.

The company has no outstanding options and warrants.

NOTE 5 - CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”). At March 31, 2011, the Company had no amounts in excess of the FDIC insured limit.

NOTE 6 - RELATED PARTY TRANSACTIONS

From time to time, the company borrows from its officers, directors and stockholders. At March 31, 2011, the company owed $1,500 to Steven Adelstein, the father of Tammi Shnider and present stockholder and at December 31, 2010, the company owed $0. There are no signed or executed agreements between the parties and the company and therefore there are no assurances that said related parties will advance funds in the future.

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

On December 15, 2010, the officers and directors received compensation of $15,000 with the issuance of 3,000,000 common shares. For the period ended March 31, 2011, no compensation, including issuance of common shares, was authorized by the board of directors.

RX TECHNOLOGIES CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2011

NOTE 7 - INTELLECTUAL PROPERTY

The Company has capitalized costs in acquiring intellectual properties which consisted of the following at March 31, 2011:

March 31, 2011

Web site costs (www.giftcarddigest.com)	$6,000
Accumulated Amortization	(6,000)
Web site costs, Net	0
Intellectual Property – RxTC Database	37,222
– Medipayments Database	25,000
Total	$62,222

The Company begins amortizing intellectual property costs, using the straight-line method over the estimated useful life of 3 years, once it was put into service. At March 31, 2011, RxTC and Medipayment Databases were not put in service and therefore amortization has not commenced.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements, including the notes thereto, appearing in this Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed on February 24, 2011 with the Securities and Exchange Commission and are hereby referenced.

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

Overview

Rx Technologies Corp. (“The Company”) is a development stage company, incorporated in the State of Florida on November 15, 2008. The company is currently concentrating on and developing in two (2) primary areas as follows:

1.    RxTC Database Processes

The RxTC database (once developed, beta tested and completed) is for prescription drug databases. The RxTC Solution is a secure, easy-to-use and minimum cost service for confronting prescription drug abuse and diversion. The RxTC Solution is a comprehensive secure validation, monitoring and reporting procedure integrated with a visual identification verification system. The process immediately prevents “doctor shopping,” individuals going to more than one physician at a time to obtain prescription drugs. By deploying the RxTC Solution, patient's identities can be verified and validated. Physicians and pharmacists will immediately have live, real-time data available for scrutiny and could receive important alerts and valid dispensing histories. Secondary verification at the point of dispensing could further eliminate the potential for fraud and other more serious crimes.

2.   Medipayments

The Medipayment system (once developed, beta tested and completed) is for payment for prescription drugs and other payments that are required as settlement via a debit card. The Medipayments card will include a back office solution that the consumer can utilize to review payment as made. Additionally, the card shall include data that the merchant can utilize to validate prescription issuance and authorization while maintaining the requirements of both state and federal regulators.

Going Concern

Our financial statements have been prepared on the basis of accounting principles applicable to a going concern. As a result, they do not include adjustments that would be necessary if we were unable to continue as a going concern and would therefore be obligated to realize assets and discharge our liabilities other than in the normal course of operations.  As reflected in the accompanying financial statements, the Company is in the development stage with no revenues, has used cash flows in operations of $(37,000) from inception of November 15, 2008 to March 31, 2011 and has an accumulated deficit of ($86,900) through March 31, 2011.

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

Stock Compensation

(included in ASC 718 “Compensation-Stock Compensation”)

The Company adopted SFAS No. 123R, Share-Based Payment (“SFAS 123R”), which requires all stock-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The Company accounts for stock-based compensation arrangements with nonemployees in accordance with the Emerging Issues Task Force Abstract No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services. The Company records the expense of such services to employees and non employees based on the estimated fair value of the equity instrument using the Black-Scholes pricing model.

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

Our primary marketing challenge for the coming 12 months is to achieve market awareness from and through independent distributors to market  our products including CDs, DVDs and web downloads (MP3 format) currently under development and anticipated to be completed for beta testing in the fourth quarter of 2011. Additionally, management is seeking new acquisitions to complement existing products.

Revenues

These forward-looking statements, pertaining to revenues, are based on our management’s current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations.  You should not rely upon these forward-looking statements as predictions of future events because we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur.  As our revenues commence, we plan to invest in marketing and sales by increasing the number of direct sales throughout our web portal to build brand awareness. We expect that in the future, marketing and sales expenses will increase in absolute dollars commencing in the fourth quarter of 2011. We do not expect our revenues to increase significantly until fourth quarter of 2011.

General and Administrative Expenses

We expect that general and administrative expenses associated with executive compensation will increase in the future. Although our current president, chief financial officer and sole director have foregone full salary payments during the initial stages of the business, anticipated to commence revenues in the fourth quarter of 2011. In addition, we believe in the 2012 fiscal year that the compensation packages required to attract the senior executives the Company requires to execute against its business plan will increase our total general and administrative expenses.

Summary of Condensed Results of Operations

Any measurement and comparison of revenues and expenses from continuing operations should not be considered necessarily indicative or interpolated as the trend to forecast our future revenues and results of operations.

Results for the Three Months Ended March 31, 2011

Revenues. The Company’s revenues for the three months ended March 31, 2011 were $0. Additionally, the Company has not had any revenues from inception (November 15, 2008) to March 31, 2011.

Legal and Accounting Expenses. Legal and Accounting expenses for the three months ended March 31, 2011 were $1000. These legal and accounting expenses were a direct result of professional fees associated with the company’s filings required by the Securities and Exchange Commission.

General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2011 were $1,500.  These expenses are normal and reoccurring for our Company as a development stage entity.

Net Loss. Net loss for the three months ended March 31, 2011 was $19,334_.  The net loss was typical for a development stage company and is recurring in nature until such time as we become more active with the implementation of our business plan.

Impact of Inflation

We believe that the rate of inflation has had negligible effect on our operations.  We believe we can absorb most, if not all, increased non-controlled operating costs by increasing sales prices, whenever deemed necessary and by operating our Company in the most efficient manner possible.

Liquidity and Capital Resources

The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. Since its inception, the Company has been funded by its related parties and equity sales.

As of March 31, 2011, total current assets were $62,222.

As of March 31, 2011, total current liabilities were $7,400, which consisted of $_5,900 of accrued expenses and $1,500of loans from related parties.  As of December 31, 2010, total current liabilities were $7,400, which consisted of $7,400 of accrued expenses.  We had net working capital deficit of $7,400 as of March 31, 2011 and December 31, 2010.

During the three months ended March 31, 2011, operating activities used cash of $1,500.

Material Commitments

The Company does not have any material commitments as of March 31, 2011.

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

Item 4T.  Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Treasurer, as appropriate, to allow timely decisions regarding required disclosures.

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

PART II OTHER INFORMATION

Item 1.  Legal Proceeding.

None.

Item 1A.  Risk Factors.

There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On March 31, 2011, the Company sold 4,000,000 common shares for a total of $20,000 and issued 1,500,000 common shares in settlement of $7,500 of loans to related parties.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  (Removed and Reserved).

Item 5.  Other Information.

None.

Item 6.  Exhibits

(a)          Exhibits

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of President and Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer and Principal Accounting Officer
32.1	Section 1350 Certification of President and Principal Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer and Principal Accounting Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RX TECHNOLOGIES CORP.

DATE: April 28, 2011	By:	/s/ Michael McManus
Michael McManus
President and Principal Executive Officer