Form 10-Q
period 2011-06-30
Rx Technologies Corp.
filed 2011-08-10
CIK 1453086

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

           Large accelerated filer        ☐                                                                             Accelerated filer                             ☐

           Non-accelerated filer          ☐                                                                             Smaller reporting company           ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 15, 2011
Common Stock, $0.001	66,121,850 shares

RX TECHNOLOGIES CORP.

TABLE OF CONTENTS

PAGE

Part I Financial Information	3

Item 1. Financial Statements	3

Condensed Balance Sheets at June 30, 2011 (unaudited) and December 31, 2010 (audited)	3

Condensed Statements of Operations for the three months ended June 30, 2011 and the cumulative period from November 15, 2008 (inception) through June 30, 2011	4

Condensed Statements of Cash Flows at June 30, 2011	5

Notes to Condensed Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	12

Item 3. Quantitative and Qualitative Disclosures About Market Risk.	15

Item 4T. Controls and Procedures.	15

Part II Other Information	16

Item 1. Legal Proceeding.	16

Item 1A. Risk Factors.	16

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	16

Item 3. Defaults Upon Senior Securities.	16

Item 4. (Removed and Reserved).	16

Item 5. Other Information.	16

Item 6. Exhibits.	16

Signatures	16

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

RX TECHNOLOGIES CORP.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

ASSETS
	June 30, 2011	December 31, 2010
	(unaudited)	(audited)
CURRENT ASSETS:
Cash and equivalents	$—	$—
Inventory	—	—
Total Current Assets	—	—

OTHER ASSETS:
Intellectual Property
Gift Card Digest Website, net	—	1,834
RxTC Solutions	37,222	37,222
Medipayments	25,000	—
Total Other Assets	62,222	39,056
Total Assets	$62,222	$39,056

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Accounts Payable	—	—
Accrued Expenses	5,000	7,400
Advances from Related Parties	—	—
Total Current Liabilities	5,000	7,400
Long-term Liabilities
Total Long-term Liabilities	—	—
Total Liabilities	5,000	7,400

STOCKHOLDERS' EQUITY/(DEFICIT):
Preferred Stock, par value $.001; 10,000,000 shares authorized; 0 issued and outstanding at June 30, 2011 and December 31, 2010	—	—
Common stock, par value $.001; 500,000,000 shares authorized; 66,121,850 shares issued and outstanding at June 30, 2011 55,821,850 shares issued and outstanding at December 31, 2010;	66,122	55,822
Additional paid in capital	84,600	43,400
Deficit accumulated during the development stage	(93,500)	(67,566)
Total Stockholders' Equity	57,222	31,656

Total Liabilites and Stockholder's Equity (Deficit)	$62,222	$39,056

The accompanying notes are an integral part of these statements.

RX TECHNOLOGIES CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

					Cumulative from
	For the three	For the three	For the six	For the six	November 15, 2008
	months ended	months ended	months ended	months ended	(Inception) through
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010	June 30, 2011

Net Sales	$—	$—	$—	$—	$—

Cost of Sales	—	—	—	—	—

Gross Profit	—	—	—	—	—

Expenses:
General & Administrative	2,350	5,900	3,850	6,400	14,625
Legal and Accounting	4,250	6,500	5,250	8,000	30,875
Fees to Directors	—	—	—	—	15,000
Consulting, Marketing and Advertising	—	—	15,000	—	27,000
Amortization	—	500	1,834	1,000	6,000

Total Expenses	6,600	12,900	25,934	15,400	93,500

Net (loss) before Income Taxes	(6,600)	(12,900)	(25,934)	(15,400)	(93,500)

Provision for Income Taxes	—	—	—	—	—

Net (loss)	$(6,600)	$(12,900)	$(25,934)	$(15,400)	$(93,500)

Basic and diluted net loss per common share	$(0.0001)	$(0.0004)	$(0.0004)	$(0.0007)

Weighted average number of common shares outstanding	64,341,850	34,814,000	61,800,994	22,407,000

The accompanying notes are an integral part of these statements.

RX TECHNOLOGIES CORP.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

For the Period November 15, 2008 (inception) through June 30, 2011

			Cumulative from
	For the six	For the six	November 15, 2008
	months ended	months ended	(Inception) through
	June 30, 2011	June 30, 2010	June 30, 2011
OPERATING ACTIVITIES:
Net loss	$(25,934)	$(15,400)	$(93,500)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in amortization	1,834	1,000	6,000
Stock issued for services	10,000	—	35,000
Conversion of related shareholders advances	16,500	—	16,500
Changes in operating assets and liabilities:
Acquisition of intellectual property	—	1,000	(6,000)
Increase/(Decrease) in accounts payable and accrued expenses	(2,400)	2,500	5,000

Net cash used in operating activities	—	(10,900)	(37,000)

FINANCING ACTIVITIES:
Repayments of related party loan payable	—	—	(6,000)
Proceeeds from related party loan payable	—	11,000	24,000
Proceeds from issuance of common stock	—	—	19,000

Net cash provided by (used in) financing activities	—	11,000	37,000

NET INCREASE (DECREASE) IN CASH	—	100	—

CASH BEGINNING BALANCE	—	—	—

CASH ENDING BALANCE	—	100	—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	$—	$—	$—
Interest paid	$—	$—	$—

NON-CASH TRANSACTIONS AFFECTING OPERATING, INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock for acquisition of intellectual property	$25,000	$—	$62,222

The accompanying notes are an integral part of these statements.

RX TECHNOLOGIES CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2011

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  The audited financial statements for the period November 15, 2008 (Inception) through December 31, 2010 and the year ended December 31, 2009 were filed on February 24, 2011 with the Securities and Exchange Commission and are hereby referenced.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended June 30, 2011 and for the period November 15, 2008 (Inception) through June 30, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011.

NOTE 2 - DESCRIPTION OF BUSINESS AND DEVELOPMENT STAGE RISK

Description of Business

RX TECHNOLOGIES CORP. (“THE COMPANY”) is a development stage company, incorporated in the State of Florida on November 15, 2008. The company is focusing in the development of two (2) databases, at June 30, 2011, as follows:

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

JUNE 30, 2011

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

On February 25, 2011, we entered into an Intellectual Property Agreement with Medipayments, Inc., the developer and owner of the Medipayment’s process for merchant services including trade secrets and intellectual property rights. The total consideration for the intellectual property purchased was the issuance of 5,000,000 common shares of our company. The Medipayment process includes a system whereby merchants that utilize the process have additional identifying features of the consumer to enhance correct identification on presentation and process of the facility. Additionally, Medipayments is developing vending dispensaries and tech messaging services in the related fields of technology.

As of June 30, 2011, we had an accumulated deficit of ($93,500).  Our auditors have raised substantial doubt as to our ability to continue as a going concern.  Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.  There can be no assurance that we will operate at a profit or such additional financing will be available, or if available, can be obtained on satisfactory terms.

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

JUNE 30, 2011

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

Intellectual Properties

The company accounts for its two (2) primary intellectual properties at lower cost to market value and amortize over the useful life of the asset. The company’s two (2) primary intellectual properties are under development and have not been placed in service at June 30, 2011.

The Company evaluates the recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset's carrying amount may not be recoverable. There was impairment for the period ended March 31, 2011 of $1,834 as the company determined the intangible asset was not recoverable.

Revenue Recognition

The Company recognizes revenue when:

•	Persuasive evidence of an arrangement exists;
•	Shipment has occurred;
•	Price is fixed or determinable; and
•	Collectability is reasonably assured.

The Company closely follows the provisions of Accounting Standards Codification (“ASC”) 605, Revenue Recognition, which includes the guidelines of Staff Accounting Bulletin No. 104 as described above. For the period from November 15, 2008 (inception) to June 30, 2011, the Company recognized no revenues.

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

JUNE 30, 2011

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

Subsequent Events

We evaluated subsequent events through the date and time our financial statements were available on July 15, 2011.

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

JUNE 30, 2011

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

On June 30, 2011, the Company issued 1,800,000 shares of common stock to Steven Adelstein, for payment of advances and loans from related parties.

The company has no outstanding options and warrants.

NOTE 5 - CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”). At June 30, 2011, the Company had no amounts in excess of the FDIC insured limit.

NOTE 6 - RELATED PARTY TRANSACTIONS

From time to time, the company borrows from its officers, directors and stockholders. At June 30, 2011 and December 31, 2010, the company did not have any advances or loans from related parties. There are no signed or executed agreements between the parties and the company and therefore there are no assurances that said related parties will advance funds in the future.

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

On December 15, 2010, the officers and directors received compensation of $15,000 with the issuance of 3,000,000 common shares. For the period ended June 30, 2011, no compensation, including issuance of common shares, was authorized by the board of directors.

RX TECHNOLOGIES CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2011

NOTE 7 - INTELLECTUAL PROPERTY

The Company has capitalized costs in acquiring intellectual properties which consisted of the following at June 30, 2011:

June 30, 2011

Web site costs (www.giftcarddigest.com)	$6,000
Accumulated Amortization	(6,000)
Web site costs, Net	0
Intellectual Property – RxTC Database	37,222
– Medipayments Database	25,000
Total	$62,222

The Company begins amortizing intellectual property costs, using the straight-line method over the estimated useful life of 3 years, once it was put into service. At June 30, 2011, RxTC and Medipayment Databases have not been put into service and therefore amortization has not commenced.

NOTE 8 - SUBSEQUENT EVENTS

We have evaluated subsequent events and transactions that occurred through the date and time our financial statements were issued for potential recognition or disclosure in the accompanying financial statements.  Other than the disclosures above, we did not identify any events or transactions that should be recognized or disclosed in the accompanying financial statements.

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

Overview

Rx Technologies Corp. ("The Company") is a development stage company, incorporated in the State of Florida on November 15, 2008. The company, at June 30, 2011, is concentrating on and developing in two (2) primary areas as follows:

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

Going Concern

Our financial statements have been prepared on the basis of accounting principles applicable to a going concern. As a result, they do not include adjustments that would be necessary if we were unable to continue as a going concern and would therefore be obligated to realize assets and discharge our liabilities other than in the normal course of operations.  As reflected in the accompanying financial statements, the Company is in the development stage with no revenues, has used cash flows in operations of ($37,000) from inception of November 15, 2008 to June 30, 2011 and has an accumulated deficit of ($93,500) through June 30, 2011.

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

Our primary marketing challenge for the coming 12 months is to achieve market awareness. Additionally, management is seeking new acquisitions to complement existing products.

Revenues

These forward-looking statements, pertaining to revenues, are based on our management’s current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations.  You should not rely upon these forward-looking statements as predictions of future events because we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur.  As our revenues commence, we plan to invest in marketing and sales by increasing the number of direct sales throughout our web portal to build brand awareness. We expect that in the future, marketing and sales expenses will increase in absolute dollars commencing in the fourth quarter of 2011. We do not expect our revenues to increase significantly until early 2012.

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

Results for the Three Months Ended June 30, 2011 and 2010

Revenues. The Company’s revenues for the three months ended June 30, 2011 and 2010 were $0. From inception (November 15, 2008) through June 30, 2011, the company did not generate any revenues.

Legal and Accounting Expenses. Legal and Accounting expenses for the three months ended June 30, 2011 were $4,250 as compared to $6,500 for the three months ended June 30, 2010.  These expenses are the normal recurring expenses for the quarter including filings with the Securities and Exchange Commission.

General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2011 were $2,350 compared to $5,900 for the three months ended June 30, 2010.   The decrease of ($3,550) is primarily a result of timing differences for keeping current with the Securities and Exchange Commission filings.

Net Loss. Net loss for the three months ended June 30, 2011 was ($6,600) as compared to ($12,900) for the three months ended June 30, 2010.  The loss for the three months ended June 30, 2011 is a reflection of current cost normalized for the company.

Results for the Six Months Ended June 30, 2011 and 2010

Revenues. The Company’s revenues for the six months ended June 30, 2011 and 2010 were $0. From inception (November 15, 2008) through June 30, 2011, the company did not generate any revenues.

Legal and Accounting Expenses. Legal and Accounting expenses for the six months ended June 30, 2011 were $5,250 as compared to $8,000 for the six months ended June 30, 2010.  These expenses are the normal recurring expenses for the quarter including filings with the Securities and Exchange Commission.

General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 2011 were $3,850 compared to $6,400 for the six months ended June 30, 2010.  The decrease of ($2,550) is primarily a result of timing differences for keeping current with the Securities and Exchange Commission filings.

Net Loss. Net loss for the six months ended June 30, 2011 was ($25,934) as compared to ($15,400) for the six months ended June 30, 2010.  The increase of $10,534 for the six months ended June 30, 2011 represents increased costs for consultants, marketing and advertising.

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

As of June 30, 2011, total current assets were $0.

As of June 30, 2011, total current liabilities were $5,000 which consisted of $5,000 of accrued expenses. As of December 31, 2010, total current liabilities were $7,400, which consisted of $7,400 of accrued expenses.  We had net working capital deficit of ($5,000) as of June 30, 2011 and ($7,400) at December 31, 2010.

During the three months ended June 30, 2011, operating activities used cash of $6,600.

Material Commitments

The Company does not have any material commitments as of June 30, 2011.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On June 30, 2011, the Company sold 1,800,000 common shares for a total of $9,000 in payment of $9,000 of advances and loans from related parties.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  (Removed and Reserved).

Item 5.  Other Information.

None.

Item 6.  Exhibits

(a)          Exhibits

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of President and Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer and Principal Accounting Officer
32.1	Section 1350 Certification of President and Principal Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer and Principal Accounting Officer
101*	XBRL data files of Financial Statements and Notes contained in this Quarterly Report on Form 10-Q

* In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RX TECHNOLOGIES CORP.

DATE: August 10, 2011	By:	/s/ Michael McManus
Michael McManus
President and Principal Executive Officer