Form 10-Q
period 2011-09-30
Rx Technologies Corp.
filed 2011-11-04
CIK 1453086

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 15, 2011
Common Stock, $0.001	66,121,850 shares

RX TECHNOLOGIES CORP.

TABLE OF CONTENTS

PAGE

Part I Financial Information	3

Item 1. Financial Statements	3

Condensed Balance Sheets at September 30, 2011 (unaudited) and December 31, 2010 (audited)	3

Condensed Statements of Operations for the three and nine months ended September 30, 2011 and 2010 and the cumulative period from November 15, 2008 (inception) through September 30, 2011	4

Condensed Statements of Cash Flows at September 30, 2011	5

Notes to Condensed Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	12

Item 3. Quantitative and Qualitative Disclosures About Market Risk.	15

Item 4T. Controls and Procedures.	15

Part II Other Information	16

Item 1. Legal Proceeding.	16

Item 1A. Risk Factors.	16

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	16

Item 3. Defaults Upon Senior Securities.	16

Item 4. (Removed and Reserved).	16

Item 5. Other Information.	16

Item 6. Exhibits.	16

Signatures	16

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

RX TECHNOLOGIES CORP.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

ASSETS
	September 30, 2011	December 31, 2010
	(unaudited)	(audited)
CURRENT ASSETS:
Cash and equivalents	$—	$—
Inventory	—	—
Total Current Assets	—	—

OTHER ASSETS:
Intellectual Property
Gift Card Digest Website, net	—	1,834
RxTC Solutions	37,222	37,222
Medipayments	25,000	—
Total Other Assets	62,222	39,056
Total Assets	$62,222	$39,056

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Accounts Payable	—	—
Accrued Expenses	5,500	7,400
Advances from Related Parties	3,300	—
Total Current Liabilities	8,800	7,400
Long-term Liabilities
Total Long-term Liabilities	—	—
Total Liabilities	8,800	7,400

STOCKHOLDERS' EQUITY/(DEFICIT):
Preferred Stock, par value $.001; 10,000,000 shares authorized; 0 issued and outstanding at September 30, 2011 and December 31, 2010	—	—
Common stock, par value $.001; 500,000,000 shares authorized; 66,121,850 shares issued and outstanding at September 30, 2011 55,821,850 shares issued and outstanding at December 31, 2010;	66,122	55,822
Additional paid in capital	84,600	43,400
Deficit accumulated during the development stage	(97,300)	(67,566)
Total Stockholders' Equity	53,422	31,656

Total Liabilites and Stockholder's Equity (Deficit)	$62,222	$39,056

The accompanying notes are an integral part of these statements.

RX TECHNOLOGIES CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

					Cumulative from
	For the three	For the three	For the nine	For the nine	November 15, 2008
	months ended	months ended	months ended	months ended	(Inception) through
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010	September 30, 2011

Net Sales	$—	$—	$—	$—	$—

Cost of Sales	—	—	—	—	—

Gross Profit	—	—	—	—	—

Expenses:
General & Administrative	1,800	500	5,650	6,900	16,425
Legal and Accounting	2,000	500	7,250	8,500	32,875
Fees to Directors	—	—	—	—	15,000
Consulting, Marketing and Advertising	—	—	15,000	—	27,000
Amortization	—	500	1,834	1,500	6,000

Total Expenses	3,800	1,500	29,734	16,900	97,300

Net (loss) before Income Taxes	(3,800)	(1,500)	(29,734)	(16,900)	(97,300)

Provision for Income Taxes	—	—	—	—	—

Net (loss)	$(3,800)	$(1,500)	$(29,734)	$(16,900)	$(97,300)

Basic and diluted net loss per common share	$(0.0001)	$(0.0000)	$(0.0004)	$(0.0005)

Weighted average number of common shares outstanding	66,121,850	47,221,850	63,262,359	30,678,806

The accompanying notes are an integral part of these statements.

RX TECHNOLOGIES CORP.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

For the Period November 15, 2008 (inception) through September 30, 2011

			Cumulative from
	For the nine	For the nine	November 15, 2008
	months ended	months ended	(Inception) through
	September 30, 2011	September 30, 2010	September 30, 2011
OPERATING ACTIVITIES:
Net loss	$(29,734)	$(16,900)	$(97,300)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in amortization	1,834	1,500	6,000
Stock issued for services	10,000	—	35,000
Conversion of related shareholders advances	16,500	—	16,500
Changes in operating assets and liabilities:
Acquisition of intellectual property	—	—	(6,000)
Increase/(Decrease) in accounts payable and accrued expenses	(1,900)	2,500	5,500

Net cash used in operating activities	(3,300)	(12,900)	(40,300)

FINANCING ACTIVITIES:
Increase in due to related parties	3,300	13,000	21,300
Increase in notes payable	—	—	—
Proceeds from issuance of common stock	—	—	19,000

Net cash provided by (used in) financing activities	3,300	13,000	40,300

NET INCREASE (DECREASE) IN CASH	—	100	—

CASH BEGINNING BALANCE	—	—	—

CASH ENDING BALANCE	—	100	—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	$—	$—	$—
Interest paid	$—	$—	$—

NON-CASH TRANSACTIONS AFFECTING OPERATING, INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock for acquisition of intellectual property	$—	$—	$—
Issuance of notes payable for acquisition of intellectual property	$—	$—	$—

The accompanying notes are an integral part of these statements.

RX TECHNOLOGIES CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  The audited financial statements for the period November 15, 2008 (Inception) through December 31, 2010 and the year ended December 31, 2009 were filed on February 24, 2011 with the Securities and Exchange Commission and are hereby referenced.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended September 30, 2011 and for the period November 15, 2008 (Inception) through September 30, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011.

NOTE 2 - DESCRIPTION OF BUSINESS AND DEVELOPMENT STAGE RISK

Description of Business

RX TECHNOLOGIES CORP. (“THE COMPANY”) is a development stage company, incorporated in the State of Florida on November 15, 2008. The company is focusing in the development of two (2) databases, at September 30, 2011, as follows:

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

SEPTEMBER 30, 2011

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

As of September 30, 2011, we had an accumulated deficit of ($97,300).  Our auditors have raised substantial doubt as to our ability to continue as a going concern.  Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.  There can be no assurance that we will operate at a profit or such additional financing will be available, or if available, can be obtained on satisfactory terms.

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

SEPTEMBER 30, 2011

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

Intellectual Properties

The company accounts for its two (2) primary intellectual properties at lower cost to market value and amortize over the useful life of the asset. The company’s two (2) primary intellectual properties are under development and have not been placed in service at September 30, 2011.

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

The Company closely follows the provisions of Accounting Standards Codification (“ASC”) 605, Revenue Recognition, which includes the guidelines of Staff Accounting Bulletin No. 104 as described above. For the period from November 15, 2008 (inception) to September 30, 2011, the Company recognized no revenues.

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

SEPTEMBER 30, 2011

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

Subsequent Events

We evaluated subsequent events through the date and time our financial statements were available on October 15, 2011.

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

SEPTEMBER 30, 2011

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

NOTE 5 - CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”). At September 30, 2011, the Company had no amounts in excess of the FDIC insured limit.

NOTE 6 - RELATED PARTY TRANSACTIONS

From time to time, the company borrows from its officers, directors and stockholders. At September 30, 2011 the company owed a related party (Steven Adelstein) $3,300 and December 31, 2010, the company did not have any advances or loans from related parties. There are no signed or executed agreements between the parties and the company and therefore there are no assurances that said related parties will advance funds in the future.

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

On December 15, 2010, the officers and directors received compensation of $15,000 with the issuance of 3,000,000 common shares. For the period ended September 30, 2011, no compensation, including issuance of common shares, was authorized by the board of directors.

RX TECHNOLOGIES CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

NOTE 7 - INTELLECTUAL PROPERTY

The Company has capitalized costs in acquiring intellectual properties which consisted of the following at September 30, 2011:

September 30, 2011

Web site costs (www.giftcarddigest.com)	$6,000
Accumulated Amortization	(6,000)
Web site costs, Net	0
Intellectual Property – RxTC Database	37,222
– Medipayments Database	25,000
Total	$62,222

The Company begins amortizing intellectual property costs, using the straight-line method over the estimated useful life of 3 years, once it was put into service. At September 30, 2011, RxTC and Medipayment Databases have not been put into service and therefore amortization has not commenced.

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

Overview

Rx Technologies Corp. ("The Company") is a development stage company, incorporated in the State of Florida on November 15, 2008. The company, at September 30, 2011, is concentrating on and developing in two (2) primary areas as follows:

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

Going Concern

Our financial statements have been prepared on the basis of accounting principles applicable to a going concern. As a result, they do not include adjustments that would be necessary if we were unable to continue as a going concern and would therefore be obligated to realize assets and discharge our liabilities other than in the normal course of operations.  As reflected in the accompanying financial statements, the Company is in the development stage with no revenues, has used cash flows in operations of ($40,300) from inception of November 15, 2008 to September 30, 2011 and has an accumulated deficit of ($97,300) through September 30, 2011.

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

Revenues

These forward-looking statements, pertaining to revenues, are based on our management’s current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations.  You should not rely upon these forward-looking statements as predictions of future events because we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur.  As our revenues commence, we plan to invest in marketing and sales by increasing the number of direct sales throughout our web portal to build brand awareness. We expect that in the future, marketing and sales expenses will increase in absolute dollars commencing in the fourth quarter of 2011. We do not expect our revenues to increase significantly until late 2012.

General and Administrative Expenses

We expect that general and administrative expenses associated with executive compensation will increase in the future. Although our current president, chief financial officer and sole director have foregone full salary payments during the initial stages of the business, anticipated to commence revenues in the second quarter of 2012. In addition, we believe in the 2012 fiscal year that the compensation packages required to attract the senior executives the Company requires to execute against its business plan will increase our total general and administrative expenses.

Summary of Condensed Results of Operations

Any measurement and comparison of revenues and expenses from continuing operations should not be considered necessarily indicative or interpolated as the trend to forecast our future revenues and results of operations.

Results for the Three Months Ended September 30, 2011 and 2010

Revenues. The Company’s revenues for the three months ended September 30, 2011 and 2010 were $0. From inception (November 15, 2008) through September 30, 2011, the company did not generate any revenues.

Legal and Accounting Expenses. Legal and Accounting expenses for the three months ended September 30, 2011 were $2,000 as compared to $500 for the three months ended September 30, 2010.  These expenses are the normal recurring expenses for the quarter including filings with the Securities and Exchange Commission.

General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2011 were $1,800 compared to $500 for the three months ended September 30, 2010.   The increase of $1,300 is primarily a result of timing differences for keeping current with the Securities and Exchange Commission filings.

Net Loss. Net loss for the three months ended September 30, 2011 was ($3,800) as compared to ($1,500) for the three months ended September 30, 2010.  The loss for the three months ended September 30, 2011 is a reflection of current cost normalized for the company.

Results for the Nine Months Ended September 30, 2011 and 2010

Revenues. The Company’s revenues for the nine months ended September 30, 2011 and 2010 were $0. From inception (November 15, 2008) through September 30, 2011, the company did not generate any revenues.

Legal and Accounting Expenses. Legal and Accounting expenses for the nine months ended September 30, 2011 were $7,250 as compared to $8,500 for the nine months ended September 30, 2010.  These expenses are the normal recurring expenses for the quarter including filings with the Securities and Exchange Commission.

General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 2011 were $5,650 compared to $6,900 for the nine months ended September 30, 2010.  The decrease of ($1,250) is primarily a result of timing differences for keeping current with the Securities and Exchange Commission filings.

Net Loss. Net loss for the nine months ended September 30, 2011 was ($29,734) as compared to ($16,900) for the nine months ended September 30, 2010.  The increase of $8,834 for the nine months ended September 30, 2011 represents increased costs for consultants, marketing and advertising.

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

As of September 30, 2011, total current assets were $0.

As of September 30, 2011, total current liabilities were $8,800 which consisted of $5,500 of accrued expenses and $3,300 of loans to related parties. As of December 31, 2010, total current liabilities were $7,400, which consisted of $7,400 of accrued expenses.  We had net working capital deficit of ($8,800) as of September 30, 2011 and ($7,400) at December 31, 2010.

During the three months ended September 30, 2011, operating activities used cash of $3,800.

Material Commitments

The Company does not have any material commitments as of September 30, 2011.

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

RX TECHNOLOGIES CORP.

DATE: November 4, 2011	By:	/s/ Michael McManus
Michael McManus
President and Principal Executive Officer