Form 10-K
period 2011-12-31
Rx Technologies Corp.
filed 2012-02-23
CIK 1453086

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  DECEMBER 31, 2011

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number:  333-156942

RX TECHNOLOGIES CORP.

(Exact name of registrant as specified in its charter)

FLORIDA	26-3891952
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

7076 SPYGLASS AVENUE
PARKLAND, FL	33076
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (954) 599-3672

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

PREFERRED STOCK PAR VALUE $0.001	NONE
COMMON STOCK PAR VALUE $0.001	NONE

Securities registered pursuant to section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

[   ] Yes     [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

[   ] Yes     [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] Yes     [   ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

[X] Yes     [   ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

[X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

[   ] Yes     [X] No

As of December 31, 2011, the aggregate market value of such shares held by non-affiliates of the Registrant’s common stock was approximately $88,666. Shares of the Registrant’s common stock held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class of Stock	Shares as of February 15, 2012

PREFERRED STOCK PAR VALUE $0.001	0
COMMON STOCK PAR VALUE $0.001	78,121,850

RX TECHNOLOGIES CORP.

FORM 10-K

For the Fiscal Period Ended December 31, 2011

TABLE OF CONTENTS

		Page

Cautionary Note Regarding Forward-Looking Statements		3

Availability Of Information		4

PART I
Item 1.	Business	5

Item 1A.	Risk Factors	9

Item 1B.	Unresolved Staff Comments	12

Item 2.	Properties	12

Item 3.	Legal Proceedings	13

Item 4.	Submission Of Matters To A Vote Of Security Holders	13

PART II
Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	13

Item 6.	Selected Financial Data	16

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 8.	Financial Statements and Supplementary Data	17

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure	17

Item 9A.	Controls and Procedures	17

Item 9B.	Other Information	19

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	19

Item 11.	Executive Compensation	22

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	23

Item 13.	Certain Relationships and Related Transactions, and Director Independence	24

Item 14.	Principal Accounting Fees and Services	24

PART IV
Item 15.	Exhibits - Financial Statement Schedules	25

OTHER
Signatures		26

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K may constitute “forward-looking” statements as defined in Section 27A of the Securities Act of 1933 (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) or in releases made by the Securities and Exchange Commission (“SEC”), all as may be amended from time to time. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as the words “plan,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “may,” “will,” “would,” “could,” “should,” “seeks,” or “scheduled to,” or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described above and those risks discussed from time to time in this Annual Report on Form 10-K, including the risks described under “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report and in other documents which we file with the Securities and Exchange Commission. In addition, such statements could be affected by risks and uncertainties related to our ability to raise any financing which we may require for our operations, competition, government regulations and requirements, pricing and development difficulties, our ability to make acquisitions and successfully integrate those acquisitions with our business, as well as general industry and market conditions and growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this report.

This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are therefore entitled to the protection of the safe harbor provisions of these laws. These forward-looking statements involve risks and uncertainties, and relate to future events or our future financial or operating performance. These statements include, but are not limited to, statements concerning:

•	the anticipated benefits and risks of our business relationships;

•	our ability to attract retail and business customers;

•	the anticipated benefits and risks associated with our business strategy;

•	our future operating results;

•	the anticipated size or trends of the market segments in which we compete and the anticipated competition in those markets;

•	potential government regulation;

•	our future capital requirements and our ability to satisfy our capital needs;

•	the potential for additional issuances of our securities;

•	our plans to devote substantial resources to our sales and marketing teams;

•	the possibility of future acquisitions of businesses, products or technologies;

•	our belief that we can attract customers in a cost-efficient manner;

•	our belief that current or future litigation will likely not have a material adverse effect on our business;

•	the ability of our online marketing campaigns to be a cost-effective method of attracting customers;

•	our belief that we can internally develop cost-effective branding campaigns;

•	the results of upgrades to our infrastructure and the likelihood that additional future upgrades can be implemented without disruption of our business;

•	our belief that we can maintain or improve upon customer service levels that we and our customers consider acceptable;

•	our belief that our information technology infrastructure can and will support our operations and will not suffer significant downtime;

•	statements about our community site business and its anticipated functionality;

•	our belief that we can maintain inventory levels at appropriate levels despite the seasonal nature of our business; and,

•	our belief that we can successfully offer and sell a constantly changing mix of products and services.

AVAILABILITY OF INFORMATION

You may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such materials also can be obtained free of charge at the SEC’s website, www.sec.gov, or by mail from the Public Reference Room of the SEC, at prescribed rates. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the Public Reference Room. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. This information can be accessed at the web site http://www.sec.gov.

PART I

ITEM 1. BUSINESS

BACKGROUND AND CORPORATE INFORMATION

INTRODUCTION

RX TECHNOLOGIES CORP. (“THE COMPANY”) is a development stage company, incorporated in the State of Florida on November 15, 2008. The company is currently developing in two (2) primary areas as follows:

1)          RxTC database processes

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

2)          Medipayments

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

On February 25, 2011, we entered into an Intellectual Property Agreement with Medipayments, Inc., the developer and owner of the Medipayment’s process for merchants services including trade secrets and intellectual property rights.  The Medipayment process includes a system whereby merchants that utilize the process have additional identifying features of the consumer to enhance correct identification on presentation and process of the facility. Additionally, Medipayments is developing vending dispensaries and tech messaging services in the related fields of technology. Pursuant to this agreement, the Company acquired solely the intellectual property and related rights, but acquired no additional assets and assumed no liability associated with such intellectual property at the date of closing.  The consideration for the intellectual property purchased was the issuance of 5,000,000 common shares of Rx.  These shares were allocated, in part, to certain other associates involved with facilitating the development of the intellectual property.

We have not generated any revenues to date and our activities have been limited to developing the Business Plan. We will not have the necessary capital to develop our Business Plan until we are able to secure financing. There can be no assurance that such financing will be available on suitable terms. See “Management’s Discussion and Analysis Plan of Operations” and “Liquidity and Capital Resources.” We have no revenues, have achieved losses since inception, have no operations, have been issued a going concern opinion and rely upon the sale of our securities to funds operations.

The following description of our business is intended to provide an understanding of our Company and the direction of our strategy.

STRATEGY AND SERVICE

We have established that there is an extensive market for creation of databases for certain prescription drugs sold through drug retailers, pain clinics and other retailers for these types of drugs.

THE MARKET

There is no way to accurately estimate the overall market for RxTC Solutions and the sale of gift cards through our unique website.

MANAGEMENT

It is intended that our management will provide all the labor for the company initially and then hiring either employees or using independent contractors as sales growth demands.

SALES AND MARKETING

We intend to hire independent contractors to do the website development, marketing and maintenance of the databases. There are several independent companies readily available to assist the development of our databases. We believe we can do this in an economical and effective manner whereby the company can be retail oriented for the consumer.

ADVERTISING

Advertising will be done primarily through internet search engines and through independent contractors. There are independent entities that have effective experience in the utilization of pay per click advertising through the internet process. Additionally there are methods of improving “web presence” on search engines by means without the need for pay per click. Both methods will be used to attempt to establish our web site (www.giftcarddigest.com)as a credible web site to attract members for our program.

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

STAFFING

As of February 15, 2012, RX TECHNOLOGIES CORP. has no permanent staff other than its officers and directors. Michael McManus, who is the President and Chairman of the company and Shepard Doniger is Chief Financial Officer and Secretary Both Mr. McManus and Mr. Doniger has the flexibility to work on RX TECHNOLOGIES CORP. up to 15 hours per week. Both are prepared to devote more time to our operations as may be required and have not received any fixed salary except for the issuance of 1,000,000 common shares each as members of the board of directors from inception (November  15, 2008) through December 31, 2011.

EMPLOYEES AND EMPLOYMENT AGREEMENTS

At present, RX TECHNOLOGIES CORP. has no employees other than its current officers and directors. There are no employment agreements in existence. The company presently does not have, pension, health, annuity, insurance, stock options, profit sharing, or similar benefit plans; however, the company may adopt plans in the future. There are presently no personal benefits available to the company’s director but each director received a fee for service rendered of 1,000,000 common shares each for the years ended December 31, 2011 and 2010.

During the initial implementation of our marketing strategy, the company intends to hire independent consultants to develop and market its products, rather than hire full time development, consulting, marketing and administrative employees.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This section of the filing of the Form 10-K for the period ended December 31, 2011 includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: “believe”, “expect”, “estimate”, “anticipate”, “intend”, “project” and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this prospectus. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

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

From inception (November 15, 2008) to December 31, 2011, the company’s business operations have primarily been focused on developing our business plan and obtaining market research.

LIMITED OPERATING HISTORY; NEED FOR ADDITIONAL CAPITAL

There is no historical financial information about us upon which to base an evaluation of our performance. RX TECHNOLOGIES CORP. was incorporated in the State of Florida on November 15, 2008; we are a development stage company attempting to enter into the prescription drug database industry. We have not generated any revenues from our operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including the financial risks associated with the limited capital resources currently available to us for the implementation of our business strategies. (See “Risk Factors”). To become profitable and competitive, we must develop the business, marketing plan, and execute the plans. Our officers, directors and related parties undertake to provide us with initial operating and loan capital to sustain our business plan over the next twelve (12) month period. Through advances from related parties and the sale of securities, we shall seek alternative financing through means such as borrowings from institutions or private individuals.

PLAN OF OPERATION

Since inception (November 15, 2008) to December 31, 2011, RX TECHNOLOGIES CORP. has spent a total of $203,672 on the start-up development costs and we have not generated any  revenue from business operations.

The company incurred expenditures from inception (November 15, 2008) through December 31, 2011 of $35,625 for accounting services, the preparation of audited financial statements, tax returns and legal services. The company also had expenditures of $100,825 for general administrative costs, independent consultants and amortization. For the year ending December 31, 2011, we expensed a total director’s fee of $10,000. Additionally, we incurred impairment expense of intellectual properties for the year ending December 31, 2011 of $42,222.

Since inception, the majority of the company’s time has been spent refining its business plan, marketing, conducting industry research, and preparing for additional financing and funding of operations.

OUR CHALLENGES

Our ability to successfully operate our business and achieve our goals and strategies is subject to numerous challenges and risks as discussed more fully in the section titled “Risk Factors,” including for example:

•	any failure to expand our operations and web presence to sufficiently meet our customers’ demands and our ability to attract new clients;

•	any inability to effectively manage rapid growth and accurately project market demand for our product offerings;

•	risks associated with future investments or acquisitions;

•	economic, political, regulatory, legal and foreign exchange risks associated with web-based enterprises;

•	any loss of key members of our senior management; and,

•	unexpected changes in economic situations or legal environment.

You should read and consider the information set forth in “Risk Factors” and all other information set forth in this filing.

SUMMARY FINANCIAL INFORMATION

The following table sets forth a summary of the financial data for Rx Technologies Corp. for the period ended December 31, 2011 and 2010. This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes appearing elsewhere in this filing.

	12 Months Ended	12 Months Ended
	December 31,	December 31,
	2011	2010

Revenues	$—	$—
Operating expenses	136,106	52,275
Other income/(expense)	(0)	(0)
Net loss before taxes	(136,106)	(52,275)
Income taxes	—	—
Net (loss)	136,106)	(52,275)
Loss per share - basic and diluted	$(.002)	$(.001)

As to Balance Sheet	As of December 31,
	2011	2010
Working capital (deficit)	$(12,950)	$(7,400)
Current assets	0	0
Total assets	20,000	39,056
Current liabilities	12,950	7,400
Total liabilities	12,950	7,400
TOTAL STOCKHOLDERS’ EQUITY	7,050	31,656

OUR ADDRESSES

The address of the Company’s principal executive office is 7076 Spyglass Avenue, Parkland, FL 33076, and our telephone number is (954) 599-3672. We maintain a website at www.rxtechnologies.com that is currently under construction and will contain information about us, but that information is not a part of this Annual Report.

ITEM 1A. RISK FACTORS

The Company considers the following to be the material risks for an investor. Rx Technologies Corp. should be viewed as a high-risk investment and speculative in nature. An investment in our common stock may result in a complete loss of the invested amount. Please consider the following risk factors before deciding to invest in our common stock.

THERE IS SUBSTANTIAL UNCERTAINTY ABOUT THE ABILITY OF RX TECHNOLOGIES CORP. TO CONTINUE ITS OPERATIONS AS A GOING CONCERN - AUDITOR’S GOING CONCERN

In their audit report dated December 31, 2011; our auditors have expressed an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Because our officers, directors and related parties may be unwilling or unable to loan or advance any additional capital to RX TECHNOLOGIES CORP. we believe that if we do not raise additional capital, we may be required to suspend or cease the implementation of our business plans. As such we may have to cease operations. Because the Company has been issued an opinion by its auditors that substantial doubt exists as to whether it can continue as a going concern it may be more difficult to attract investors, borrow funds or raise additional capital.

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

OUR BUSINESS WILL FAIL IF WE DO NOT OBTAIN ADEQUATE FINANCING, RESULTING IN THE COMPLETE LOSS OF YOUR INVESTMENT

If we are not successful in earning revenue once we have started our sale activities, we may require additional financing to sustain our business operations. Currently, we do not have any arrangements for financing and can provide no assurances to investors that we will be able to obtain any when required. Obtaining additional financing would be subject to a number of factors, including the Company’s sales results. These factors may have an effect on the timing, amount, terms or conditions of additional financing and make such additional financing unavailable to us. See “Description of Business.”

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

Our officers and directors have other outside business activities and are devoting only approximately 10-15 hours per week to our operations. Our operations may be sporadic and occur at times which are not convenient, which may result in periodic interruptions or suspensions of our business plan. If the demands of the company’s business require the full time of our executive officer, they are prepared to adjust their timetable in order to devote more time to conducting our business operations. However, they may be unable to devote sufficient time to the management of the company’s business, which may result in periodic interruptions in the implementation of the company’s business plans and operations. Such delays could have a significant negative effect on the success of our business.

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

All decisions regarding the management of the company’s affairs will be made exclusively by its officers and directors. Purchasers of the offered shares may not participate in the management of the company and, therefore, are dependent upon the management abilities of the company’s officers and directors. The only assurance that the shareholders of the company (including purchasers of the offered shares) have that the company’s officers and directors will not abuse their discretion in making decisions, with respect to its affairs and other business decisions, is their fiduciary obligations and business integrity. Accordingly, no person should purchase offered shares unless that person is willing to entrust all aspects of management to the company’s  officers and directors, or their successors.

The company’s management may retain independent contractors to provide services to the company. Those contractors have no fiduciary duty to the shareholders of the company and may not perform as expected. The company does not maintain key person life insurance on its officers and directors.

WE FACE COMPETITION FROM OTHER COMPANIES THAT ARE SUBSTANTIALLY BETTER FUNDED AND HAVING SIGNIFICANTLY MORE KNOWLEDGE AND PRODUCT AVAILABILITY WHICH COULD HARM OUR OPERATING RESULTS.

Almost all of our competitors and potential competitors presently have considerably greater financial and other resources including, but not limited to, experience, management and market penetration than us. Management believes that we may be able to distinguish our products, but there are no assurances that this can be accomplished.

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

The company cannot apply directly to be quoted on the OTC Bulletin Board. Additionally, the stock can be listed or traded only to the extent that there is interest by broker/dealers in acting as a market maker in the company’s stock. Despite the company’s best efforts, the company may not be able to convince any broker/dealers to act as market-makers and make quotations on the OTC Bulletin Board. It is the company’s intent to contact potential market makers for the OTC Bulletin Board after it has completed its primary offering.

IN THE EVENT THAT THE COMPANY’S SHARES ARE TRADED, THEY MAY TRADE UNDER $5.00 PER SHARE AND THUS WILL BE A PENNY STOCK. TRADING IN PENNY STOCKS HAS MANY RESTRICTIONS AND THESE RESTRICTIONS COULD SEVERELY AFFECT THE PRICE AND LIQUIDITY OF THE COMPANY’S SHARES.

In the event our shares are traded, and our stock trades below $5.00 per share our stock would be known as a “penny stock” which is subject to various regulations involving disclosures to be given to you prior to purchase of any penny stock. The U.S. Securities and Exchange Commission (the “SEC”) has adopted regulations which generally define a “penny stock” to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Depending on market fluctuations, our common stock could be considered to be a “penny stock”. A penny stock is subject to rules that impose additional sales practice requirements on broker/dealers who sell these securities to persons other than established customers and accredited investors.

For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of these securities. In addition he must receive the purchaser’s written consent to the transaction prior to the purchase. He must also provide certain written disclosures to the purchaser. Consequently, the “penny stock” rules may restrict the ability of broker/dealers to sell our securities, and may negatively affect the ability of holders of shares of our common stock to resell them. These disclosures require you to acknowledge you understand the risk associated with buying penny stocks and that you can absorb the entire loss of your investment. Penny stocks are low priced securities that do not have a very high trading volume. Consequently, the price of the stock is oftentimes volatile and you may not be able to buy or sell the stock when you want.

AS THE COMPANY HAS 500,000,000 AUTHORIZED COMMON SHARES AND 10,000,000 PREFERRED SHARES AUTHORIZED, THE COMPANY’S MANAGEMENT COULD ISSUE ADDITIONAL SHARES DILUTING THE COMPANY’S CURRENT SHAREHOLDERS’ EQUITY.

The company has 500,000,000 authorized common shares of which only 55,821,850 are currently outstanding and will be issued and outstanding if all the shares in this offering are sold. The company’s management could, without the consent of the company’s existing shareholders issue substantially more shares causing a large dilution in our current shareholders’ equity position. Additionally, large share issuances by the company would generally have a negative impact on our share price. It is possible that due to additional share issuance you could lose a substantial amount or all of your investment.

AS OUR COMPANY’S OFFICERS AND DIRECTORS CURRENTLY CONTROL MAJORITY OF THE OUTSTANDING COMMON STOCK, INVESTORS MAY FIND DECISIONS MADE BY THE COMPANY’S OFFICERS AND DIRECTORS CONTRARY TO THEIR INTERESTS.

The company’s officers, directors and related parties control majority of our current outstanding common stock. As a result, they will be able to decide who will be directors and control the direction of the company. Our officers and directors interests may differ from the interests of our other stockholders. Factors that could cause his interests to differ from the interests of other stockholders include the impact of corporate transactions on the timing of our business operations and her ability to continue to manage the business, in terms of the amount of time they are able to devote to the company.

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

As a public company, we incur significant legal, accounting and other expenses that a private company does not incur. In addition, the Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the Securities and Exchange Commission and stock exchanges have required changes in corporate governance practices of public companies. We expect that these new rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, as a result of becoming a public company, we need to create additional board committees and adopt additional policies regarding internal controls and disclosure controls and procedures. We will incur additional costs associated with public company reporting requirements and compliance with the internal controls of Section 404 of the Sarbanes-Oxley Act of 2002. We also expect these new rules and regulations will make it more difficult and more expensive for us to obtain directors’ and officers’ liability insurance. As a result, our general and administrative expenses will likely increase and it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.

We are currently evaluating and monitoring developments with respect to these new rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES

As of December 31, 2011, the Company did not lease or own any properties. Currently, the Company utilizes the offices of Steven Adelstein, the husband of Judith Adelstein, both of which are related parties, at no cost to the Company.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the year ended December 31, 2011.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET FOR OUR COMMON STOCK

Our common stock is not quoted on any Exchange.

REPORTS TO STOCKHOLDERS

Our shareholders, through our filings on the web, including http://www.sec.gov, can review all of our period reporting requirements of the Exchange Act including our annual report for December 31, 2011 and 2010.

APPROXIMATE NUMBER OF HOLDERS OF OUR COMMON STOCK

At December 31, 2011, there were approximately 55 stockholders of record of our common stock.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The Company has not adopted any equity compensation plan as of December 31, 2011.

DIVIDEND POLICY

We currently intend to retain and use any future earnings for the development and expansion of our business and do not anticipate paying any cash dividends in the near future.

ITEM 6. SELECTED FINANCIAL DATA

The selected statement of income data for the twelve (12) month period ended December 31, 2011 and from inception (November 15, 2008) thru December 31, 2011 and balance sheet data as of December 31, 2011 and 2010 are derived from our audited financial statements included elsewhere in this Report.

The following selected historical financial information should be read in conjunction with our financial statements and related notes and the information contained in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

		From Inception
	Twelve (12)	(November 15,
	Months Ended	2008) through
	December 31,	December 31,
STATEMENT OF OPERATIONS DATA:	2011	2011

Sales revenue:	$—	$—
Cost of sales	—	—
Gross profit	—	—

Expenses:
General and Administrative expenses	7,050	17,825
Consulting Fees	65,000	77,000
Legal and Accounting	10,000	35,625
Amortization	1,824	6,000
Impairment	42,222	42,222
Fees to Directors	10,000	25,000
Total operating expenses	136,106	203,672

Loss from Operations	(136,106)	(203,672)
Interest Expense	(0)	(0)
Net Loss	$(136,106)	$(203,672)

Loss per Share - basic and diluted	$(.002)

Weighted average number of shares outstanding - basic and diluted	63,277,988

	December 31,
BALANCE SHEET DATA:	2011	2010

Cash and cash equivalents	$—	$—
Working capital (deficit)	(12,950)	(7,400)
Total assets	20,000	39,056
Total current liabilities	12,950	7,400
Long term liability	—	—
Total liabilities	12,950	7,400
Total stockholders’ equity	7,050	31,656

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

OUR CORPORATE HISTORY

RX TECHNOLOGIES CORP. (“COMPANY”,“Rx Technologies”) is a development stage company, incorporated in the State of Florida on November 15, 2008, to acquire, develop and market prescription database solutions including a payment system and processing utilizing debit cards. Additionally, we are developing a prescription drug database to utilize and collect information as consumers purchase their prescriptions. This database, once developed, should assist state, federal and retailers obtaining current information to avoid duplication, errors and omissions and proper fulfillment as prescribed by licensed agents.

RESULTS OF OPERATIONS

SALES REVENUES

STATEMENT OF OPERATION ITEMS

•	Results of Operations for the year ended December 31, 2011 compared to the year ended December 31, 2010.

For the twelve (12) months ended December 31, 2011 and 2010, we had a loss of operations of ($136,106) and ($52,275) respectively. From November 15, 2008 (inception) through December 31, 2011, we had zero (0) revenues.

•	General and Administrative Expenses

For the twelve (12) months ended December 31, 2011, General and Administrative expenses decreased $1,225 from $8,275 for the year ending December 31, 2010 to $7,050 for year ending December 31, 2011. These expenses for the year ending December 31, 2011 are considered normalized annual expenses.

•	Legal and Accounting Expenses

For the twelve (12) months ended December 31, 2011, Legal and Accounting expenses decreased $5,000 from $15,000 for the year ending December 31, 2010 to $10,000 for year ending December 31, 2011. We incurred increased legal fees for the year ending December 31, 2010, as we amended our Articles of Incorporation and Bylaws in April, 2010 whereby we increased authorized shares and other matters.

•	Fees to Directors

For the twelve (12) months ended December 31, 2011, fees to directors decreased $5,000 from $15,000 for the year ending December 31, 2010 to $10,000 for the year ending December 31, 2011. In 2011, we had two (2) directors and in 2010, we had three (3) directors and thus resulted in less expense for the year ending December 31, 2011. These expenses were represented by the issuance of common shares having a value of $0.005 per common share.

•	Consulting, Marketing and Advertising

For the twelve (12) months ended December 31, 2011, consulting, marketing and advertising fees increased $53,000 from $12,000 for the year ending December 31, 2010 to $65,000 for the year ending December 31, 2011. As we continuously develop our products, we anticipate these expenses to increase for the year ending December 31, 2012. These expenses were represented by the issuance of common shares having a value of $0.005 per common share.

•	Impairment

For the twelve (12) months ended December 31, 2011, management determined that there should be impairment of valuations to intellectual property. Therefore, for the year ending December 31, 2011, impairment expense was $42,222 as compared to $0 for the year ending December 31, 2010.

BALANCE SHEET ITEMS

•	INTELLECTUAL PROPERTIES

Intellectual properties at December 31, 2011 were $20,000 as compared to $39,056 at December 31, 2010. The decrease was substantially the result of an impairment charge in accordance with General Accepted Accounting Principles (GAAP).

•	ACCRUED EXPENSES

Accrued expenses at December 31, 2011 were $7,250, compared to $7,400 at December 31, 2010, resulting in a decrease of $150. These amounts are considered normalized expenses for the period ending December 31, 2011 and 2010.

•	ADVANCES FROM RELATED PARTIES

Advances from related parties were $5,700 at December 31, 2011 as compared to $0 at December 31, 2010. The increase was the result of our requiring advances from related parties at December 31, 2011.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2011 and 2010, we had cash and cash equivalents of $0. The following table provides detailed information about our net cash flow for December 31, 2011 and from inception (November 15, 2008) thru December 31, 2011.

STATEMENT OF CASH FLOW

		From Inception
	Twelve (12)	(November 15,
	Months Ended	2008) through
	December 31,	December 31,
	2011	2011

Net cash (required) in operating activities	$(5,700)	$(42,700)
Net cash provided by financing activities	5,700	42,700
Net cash flow (deficit)	0	0

To date, we have funded our cash and liquidity requirements to continue operations primarily through debt and equity transactions with related parties and through sale of common shares resulting in equity from our Form S-1 as filed with the Securities and Exchange Commission. However, until operating revenues increase significantly, we will continue to seek outside funding for the purpose of normalized operations and the acceleration of expansion of our operations. Without receiving any additional capital investment, management believes we will be unable to continue current business operations, and continue the current gradual expansion of our operations.

RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements are described in Note 3 to the Consolidated Financial Statements.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that would be material to investors.

PLAN OF OPERATIONS

We have established through internal marketing research that there is a market for our products on the internet and our prescription database.

We are aware that the economic condition has slowed operations substantially in 2011 and 2010 and we anticipate this continuing through 2012 that the U.S. economy is currently in a state of uncertainty. In addition, we are aware that business trends relative to the Internet are constantly changing. The combination of changing trends relative to the Internet and uncertainty regarding economic growth could have a material impact on our short-term or long-term liquidity or revenues or income from operations.

OUR BUSINESS

The following description of our business contains forward-looking statements relating to future events or our future financial or operating performance that involves risks and uncertainties, as set forth above under “Special Note Regarding Forward-Looking Statements.” Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in Section 1A under the heading “Risk Factors” and elsewhere in this Form 10-K.

OUR MARKET PRESENCE

RX TECHNOLOGIES CORP. (“THE COMPANY”) is currently developing in two (2) primary areas as follows:

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

OUR EMPLOYEES

As of December 31, 2011, Rx Technologies Corp. has no permanent staff. Our officers and directors are prepared to devote time to our operations as may be required.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not use derivative financial instruments and have no foreign exchange contracts. Our financial instruments consist of cash and cash equivalents, trade accounts and contracts receivable, accounts payable and long-term obligations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL DATA

The full text of our audited financial statements as of December 31, 2011 and 2010 begins on page F-1 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

CHANGE IN ACCOUNTANTS

During the fiscal years ended December 31, 2011 and 2010, there were no disagreements with Lake & Associates CPA LLC on any matter of accounting principles or practices, financial disclosure, or auditing scope or procedure. There were no reportable events, as described in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

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

As of December 31, 2011 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Officers in connection with the review of our financial statements as of December 31, 2011.

Management believes any of the matters noted above could result in a material misstatement in our financial statements in future periods.

MANAGEMENT’S REMEDIATION INITIATIVES

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by September 30, 2012. Additionally, we plan to test our updated controls and remediate our deficiencies by November 30, 2012.

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

On February 25, 2011, we entered into an Intellectual Property Agreement with Medipayments, Inc., the developer and owner of the Medipayment’s process for merchant services including trade secrets and intellectual property rights.  The Medipayment process includes a system whereby merchants that utilize the process have additional identifying features of the consumer to enhance correct identification on presentation and process of the facility. Additionally, Medipayments is developing vending dispensaries and tech messaging services in the related fields of technology. Pursuant to this agreement, the Company acquired solely the intellectual property and related rights, but acquired no additional assets and assumed no liability associated with such intellectual property at the date of closing.  The consideration for the intellectual property purchased was the issuance of 5,000,000 common shares of Rx.  These shares were allocated, in part, to certain other associates involved with facilitating the development of the intellectual property.

DEPARTURE OF DIRECTORS OR CERTAIN OFFICERS; ELECTION OF DIRECTORS; APPOINTMENT OF CERTAIN OFFICERS

On April 30, 2011, Tammi Shnider tendered her resignation as a member of the Board of Directors due to a result of time commitment as a lawyer and mother. The Board reluctantly accepted this tendered resignation as she was the sole officer and director from inception (November 15, 2008) of the company to April 30, 2010 and remained a director until April 30, 2011.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS OF AND CORPORATE GOVERNANCE

Set forth below are the names of our directors, officers and significant employees, their ages, all positions and offices that they hold with us, the period during which they have served as such, and their business experience during at least the last five years. The Directors will serve until the next annual meeting of the stockholders or until their successors are elected or appointed and qualified. Executive officers will serve at the Board’s discretion.

Our officers and directors will serve until his successor is elected and qualified. Our officers are elected by the Board of Directors to a term of one (1) year and serve until their successor is duly elected and qualified, or until they are removed from office. The Board of Directors has no nominating, auditing or compensation committees.

The name, address, age and position of our president, secretary/treasurer, and director and vice president is set forth below:

Name and Address	Age	Position(s)

Michael McManus 401 E. Las Olas Blvd #130-411 Ft Lauderdale, FL 33301	58	President, Chief Executive Officer and Director

Shepard Doniger 10430 Rio Lindo Delray Beach, FL 33446	53	Vice President, Chief Financial Officer, Secretary, Treasurer and Director

BIOGRAPHICAL INFORMATION

Michael McManus

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

Shepard Doniger

Mr. Doniger was elected Vice President, Secretary, Treasurer and member of the Board of Directors of Rx Technologies, Corp. on May 3, 2010.  Mr. Doniger has spent substantially his entire career in the communication and marketing fields, including campaign media strategies.  From 2004 to the present, Mr. Doniger was the Chief Executive Officer of Black Dog Communications, Inc., a communications and consulting firm.  As the firm’s leader, Mr. Doniger specializes in communication strategy, crises communications and development of to market campaigns.

Tammi Shnider

Mrs. Shnider was the founder, former sole officer and director. In April, 2010, Mrs. Shnider resigned as the sole officer and remained as a member of the Board of Directors until April 30, 2011. Mrs. Shnider is presently a stay-at-home mom having a part time career in the legal profession for the past six years.

BOARD COMPOSITION AND MEETINGS OF THE BOARD OF DIRECTORS

The Board of Directors is currently composed of two (2) members. All actions of the Board of Directors require the approval of a majority of the Directors in attendance at a meeting at which a quorum is present.

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

AUDIT COMMITTEE AND AUDIT COMMITTEE FINANCIAL EXPERT

Our members of the Board of Directors are not an “audit committee financial experts” within the meaning of Item 401(e) of Regulation S-B. In general, an “audit committee financial expert” is an individual member of the audit committee or Board of Directors who:

•	understands generally accepted accounting principles and financial statements,

•	is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves,

•	has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to our financial statements,

•	understands internal controls over financial reporting, and

•	understands audit committee functions.

INDEPENDENT DIRECTORS

WE DO NOT HAVE ANY INDEPENDENT DIRECTORS AND WE HAVE NOT VOLUNTARILY IMPLEMENTED VARIOUS CORPORATE GOVERNANCE MEASURES, IN THE ABSENCE OF WHICH, STOCKHOLDERS MAY HAVE MORE LIMITED PROTECTIONS AGAINST INTERESTED DIRECTOR TRANSACTIONS, CONFLICTS OF INTEREST AND SIMILAR MATTERS.

Recent Federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or The NASDAQ Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges are those that address Board of Directors’ independence, audit committee oversight, and the adoption of a code of ethics. Our Board of Directors is comprised of one individual who is also our executive officer.

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

DIRECTOR COMPENSATION

We do not pay fees to directors for attendance at meetings of the Board of Directors or of committees; however, we may adopt a policy of making such payments in the future. We will reimburse out-of-pocket expenses incurred by directors in attending board and committee meetings. From time to time, the Board of Directors approves compensation to officers and directors and, from inception (November 15, 2008) to December 31, 2011, the total compensation to our directors was the issuance of 5,000,000 common shares having a fair market value of $0.005 per common share when issued.

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

FAMILY RELATIONSHIPS

Tammi Shnider (37 years of age), a former sole officer and member of the Board of Directors, is the adult daughter of Judith and Steven Adelstein, shareholders and/or consultants of the Company. Mrs. Shnider is a lawyer and resides in a separate residence and has a husband and two (2) children. Mrs. Shnider is not considered a beneficial owner of Steven and  Judith Adelstein. At December 31, 2011, Mrs. Shnider owns 18,000,000 common shares (23%) including shares held for the benefit of minor aged children.

CODE OF ETHICS

In September 2008, we adopted a Code of Ethics and Business Conduct which is applicable to our employees and which also includes a Code of Ethics for our President and principal financial officers and persons performing similar functions. A code of ethics is a written standard designed to deter wrongdoing and to promote:

•	honest and ethical conduct,

•	full, fair, accurate, timely and understandable disclosure in regulatory filings and public statements,

•	compliance with applicable laws, rules and regulations,

•	the prompt reporting violation of the code, and

•	accountability for adherence to the code.

ITEM 11. EXECUTIVE COMPENSATION

We did not pay any fixed salaries in 2011. On December 31, 2011, the Board of Directors approved consideration to the two (2) members of the Board of Directors for $5,000 each represented by the issuance of 1,000,000 common shares to each member. We do not anticipate beginning to pay salaries until we have adequate funds to do so. There are no stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and director other than as described herein.

REMUNERATION OF DIRECTORS AND OFFICERS

The following table sets forth the remuneration of our directors and officers for the year ending December 31, 2011 and for the period from inception (November 15, 2008) through December 31, 2011.

NAME OF INDIVIDUAL	CAPACITIES IN WHICH AGGREGATE AMOUNT PAID	FOR THE YEAR ENDED DECEMBER 31, 2011	FOR THE PERIOD FROM INCEPTION THROUGH DECEMBER 31, 2011

Michael McManus	Director	$5,000	$10,000 (1)
Shepard Doniger	Director	$5,000	$10,000 (1)
Tammi Shnider	Former Director	$ 0	$ 5,000 (2)

1)

In December, 2011 and 2010, the Board of Directors authorized the issuance of 1,000,000 common shares to each member of the Board of Directors active on subject date. The fair market value of common shares was $0.005 at issuance date in December 2011 and 2010.

2)	Tammi Shnider was a Director from inception (November 15, 2008) through April 30, 2011.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of December 31, 2011 for (a) each of our directors, (b) each of our executive officers, (c) each stockholder known to be the beneficial owner of more than 5% of any class of the our voting securities, and (d) all directors and executive officers as a group. Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934 and does not necessarily bear on the economic incidents of ownership or the rights to transfer the shares described below. Unless otherwise indicated, (a) each stockholder has sole voting power and dispositive power with respect to the indicated shares and (b) the address of each stockholder who is a director or executive officer is c/o Rx Technologies, Corp. 7076 Spyglass Avenue, Parkland, FL 33076.

Name and address		Percentage
Beneficial Ownership	Number of Shares	of ownership(1)

Directors and Officers:

Shepard Doniger (2)	10,333,250	13%
10430 Rio Lindo
Delray Beach, FL 33446

Michael McManus (2)	10,333,250	13%
401 E. Las Olas Blvd #130-411
Ft Lauderdale, FL 33301

All Officers and	20,666,500	26%
Directors as a Group
(two (2) people)

Name and address		Percentage
Beneficial Ownership	Number of Shares	of ownership(1)

Beneficial owner of more than 5%:

Tammi Shnider	18,000,000 (3)	23%
3764 Moon Bay Circle
Wellington, FL 33414

Steven Adelstein	11,388,850 (5)	15%
7076 Spyglass Avenue
Parkland, FL 33076

Brett Finkelstein	10,333,250 (4)	13%
4285 N.W. 64th Drive
Boca Raton, FL 33496

Alvin Brovenick	4,333,250	6%
6420 Boca Delmar Drive
Boca Raton, FL 33433

(1)	Applicable percentage ownership is based on 78,121,850 shares of common stock outstanding as of February 15, 2012.

(2)	Both are officers and directors at February 15, 2012

(3)	Includes 3,600,000 common shares held in the name of four (4) minor aged children. Tammi Shnider is the adult daughter of Steven and Judith Adelstein.

(4)	Includes 6,249,936 common shares held in the name of three (3) children

(5)	Includes 1,888,850 common shares held in the name of Judith Adelstein (the wife of Steven Adelstein) and the parents of Tammi Shnider, the former sole officer of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

From time to time, the Company borrows from officers, directors and related parties. At December 31, 2011 and 2010, these loans were $5,700 and $0 respectively. The highest amount borrowed for the year ending December 31, 2011 was $9,000.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Lake & Associates CPA LLC is the Company’s independent registered public accounting firm engaged to examine the Company’s financial statements for the fiscal period ended December 31, 2011 and 2010.

FEES FOR THE FISCAL PERIOD ENDED DECEMBER 31, 2011 AND 2010

AUDIT FEES - Lake & Associates CPA LLC was paid or accrued an aggregate fee of approximately $8,000 per period for the auditing services for the fiscal period ended December 31, 2011 and 2010. These fees for auditing services included the audit of our annual financial statements and for the reviews of the financial statements included in our quarterly reports on Form 10-Q for the periods ended March 31, June 30 and September 30.

AUDIT RELATED FEES - Lake & Associates CPA LLC was not paid or no fees were accrued for assurance and related services that were related to the audit or review of the Company’s financial statements during the fiscal years ended December 31, 2011 and 2010.

TAX FEES - Lake & Associates CPA LLC was paid or accrued a fee of approximately $500 for tax compliance, advice, and planning during the fiscal years ended December 31, 2011 and 2010.

ALL OTHER FEES. Lake & Associates CPA LLC did not bill the Company for any products or services other than the foregoing during the fiscal years ended December 31, 2011 and 2010.

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

14	Code of Ethics (incorporated by reference from Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 3, 2008).

The following Exhibits listed below are filed as part of this Form 10-K for the period ended December 31, 2011:

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

101 *	XBRL data files of Financial Statements and Notes contained in this Annual Report on Form 10-K

* In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Annual Report on Form 10-K shall be deemed “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RX TECHNOLOGIES CORP.

Date: February 23, 2012	By: /s/ Michael McManus
Michael McManus
President, Chief Executive Officer
(Principal Executive Officer)
and member of the Board of Directors

Date: February 23, 2012	By: /s/ Shepard Doniger
Shepard Doniger
Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)
and member of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 23, 2012	By: /s/ Michael McManus
Michael McManus
President, Chief Executive Officer
(Principal Executive Officer)
and member of the Board of Directors

Date: February 23, 2012	By: /s/ Shepard Doniger
Shepard Doniger
Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)
and member of the Board of Directors

RX TECHNOLOGIES, CORP

(A DEVELOPMENT STAGE COMPANY)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Rx Technologies Corp.

We have audited the accompanying balance sheet of Rx Technologies Corp. (a development stage enterprise)(the “Company”) as of December 31, 2011 and 2010 and the related statements of operations, stockholders’ equity/(deficit), and cash flows for the years then ended, and for the period from November 15, 2008 (inception) through December 31, 2011. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rx Technologies Corp. (a Florida corporation) as of December 31, 2011 and 2010 and the results of its operations and its cash flows for the years then ended and the period November 15, 2008 (inception) through December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed further in Notes 2 and 4, the Company has been in the development stage since its inception (November 15, 2008) and continues to incur significant losses. The Company’s viability is dependent upon its ability to obtain future financing and the success of its future operations. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. Management’s plan in regard to these matters is also described in Notes 2 and 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Lake & Associates CPA’s LLC

Lake & Associates CPA’s LLC

Schaumburg, Illinois

February 10, 2012

1905 Wright Boulevard

Schaumburg, IL 60193

Phone: 847-524-0800

Fax: 847-524-1655

RX TECHNOLOGIES CORP.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

(Audited)

ASSETS

	December 31, 2011	December 31, 2010
CURRENT ASSETS:
Cash and equivalents	$—	$—
Inventory	—	—
Total Current Assets	—	—

OTHER ASSETS:
Intellectual Property:
Gift Card Digest Website, net	—	1,834
RxTC Solutions, net	10,000	37,222
Medipayments, net	10,000	—
Total Other Assets	20,000	39,056

Total Assets	$20,000	$39,056

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)

CURRENT LIABILITIES:
Accounts Payable	$—	$—
Accrued Expenses	7,250	7,400
Advances from Related Parties	5,700	—
Total Current Liabilities	12,950	7,400
Long-term Liabilities
Total Long-term Liabilities	—	—
Total Liabilities	12,950	7,400

STOCKHOLDERS’ EQUITY/(DEFICIT):
Preferred Stock, par value $.001; 10,000,000 shares authorized;
0 issued and outstanding at December 31, 2011 and December 31, 2010	—	—
Common stock, par value $.001; 500,000,000 shares authorized;
78,121,850 shares issued and outstanding at December 31, 2011;
55,821,850 shares issued and outstanding as of December 31, 2010	78,122	55,822
Additional paid in capital	132,600	43,400
Deficit accumulated during the development stage	(203,672)	(67,566)
Total Stockholders’ Equity	7,050	31,656

Total Liabilites and Stockholder’s Equity/(Deficit)	$20,000	$39,056

The accompanying notes are an integral part of these statements.

RX TECHNOLOGIES CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

(Audited)

			Cumulative from
			November 15, 2008
	For the year ended	For the year ended	(Inception) through
	December 31, 2011	December 31, 2010	December 31, 2011

Net Sales	$—	$—	$—

Cost of Sales	—	—	—

Gross Profit	—	—	—

Expenses:
General & Administrative	7,050	8,275	17,825
Legal and Accounting	10,000	15,000	35,625
Fees to Directors	10,000	15,000	25,000
Consulting, Marketing and Advertising	65,000	12,000	77,000
Amortization	1,834	2,000	6,000
Impairment	42,222	—	42,222

Total Expenses	136,106	52,275	203,672

Net (loss) before Income Taxes	(136,106)	(52,275)	(203,672)

Provision for Income Taxes	—	—	—

Net (loss)	$(136,106)	$(52,275)	$(203,672)

Basic and diluted net loss per common share	$(0.002)	$(0.001)

Weighted average number of common shares outstanding	63,277,988	35,361,516

The accompanying notes are an integral part of these statements.

RX TECHNOLOGIES, CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ EQUITY/(DEFICIT)

FROM NOVEMBER 15, 2008 (INCEPTION) THROUGH DECEMBER 31, 2011

(Audited)

						Accumulated
						(Deficit)
					Additional	During	Total
	Preferred Stock		Common Stock		Paid-in	Development	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stage	Equity/(Deficit)

Balance at November 15, 2008 (date of inception)	—	$—	—	$—	$—	$—	$—

Common stock issued, Par Value of $0.001	—	—	9,000,000	9,000	—	—	9,000

Net (loss) for the year ended December 31, 2008	—	—	—	—	—	(3,166)	(3,166)

Balance at December 31, 2008	—	—	9,000,000	9,000	—	(3,166)	5,834

Common stock issued on October 18, 2009 (pursuant to Form S-1 which became effective May 21, 2009 - $0.01/share)	—	—	1,000,000	1,000	9,000	—	10,000

Net (loss) for year ending December 31, 2009	—	—	—	—	—	(12,125)	(12,125)

Balance at December 31, 2009	—	$—	10,000,000	$10,000	$9,000	$(15,291)	$3,709

Common stock issued on April 30, 2010 for Rx Technologies/Intellectual Property	—	—	37,221,850	37,222	—	—	37,222

Common Stock issued at December 15, 2010 for:
Advances from related parties	—	—	3,600,000	3,600	14,400	—	18,000
Directors Fees	—	—	3,000,000	3,000	12,000	—	15,000
Consutling and Services rendered	—	—	2,000,000	2,000	8,000	—	10,000

Net Loss for the year ending December 31, 2010	—	—	—	—	—	(52,275)	(52,275)

Balance at December 31, 2010	—	$—	55,821,850	$55,822	$43,400	$(67,566)	$31,656

Common Stock issued at February 25, 2011 for:
Acquistion of Medipayment	—	—	5,000,000	5,000	20,000	—	25,000
Consultants	—	—	2,000,000	2,000	8,000	—	10,000

Common Stock issued at March 31, 2011 for advances from related party	—	—	1,500,000	1,500	6,000	—	7,500

Common Stock issued at June 30, 2011 for advances from related party	—	—	1,800,000	1,800	7,200	—	9,000

Common Stock issued at December 31, 2011 for:
Members of Board of Directors	—	—	2,000,000	2,000	8,000	—	10,000
Consultants	—	—	10,000,000	10,000	40,000	—	50,000

Net Loss for the year ending December 31, 2011	—	—	—	—	—	(136,106)	(136,106)

Balance at December 31, 2011	—	$—	78,121,850	$78,122	$132,600	$(203,672)	$7,050

The accompanying notes are an integral part of these statements.

RX TECHNOLOGIES CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(Audited)

			Cumulative from
			November 15, 2008
	For the year ended	For the year ended	(Inception) through
	December 31, 2011	December 31, 2010	December 31, 2011
OPERATING ACTIVITIES:
Net loss	$(136,106)	$(52,275)	$(203,672)
Adjustments to reconcile net loss to cash used in operating activities:
Increase in amortization	1,834	2,000	6,000
Issuance of common stock for services	70,000	25,000	95,000
Conversion of related shareholders advances	16,500	—	16,500
Impairment loss	42,222	—	42,222
Changes in operating assets and liabilities:
(Increase) decrease in inventory	—	2,000	—
Increase/(decrease) in accounts payable	—	—	—
Increase/(decrease) in accrued expenses	(150)	6,900	7,250
Acquisition of intellectual property	—	—	(6,000)

Net cash used in operating activities	(5,700)	(16,375)	(42,700)

INVESTING ACTIVITIES:
Increase in equipment	—	—	—
	—	—	—
FINANCING ACTIVITIES:
Issuance of common stock for cash	—	—	19,000
Increase in due to related parties	5,700	16,375	23,700

Net cash provided by (used in) financing activities	5,700	16,375	42,700

NET INCREASE (DECREASE) IN CASH	—	—	—

CASH BEGINNING BALANCE	—	—	—

CASH ENDING BALANCE	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	$—	$—	$—
Interest paid	$—	$—	$—

NONCASH TRANSACTIONS AFFECTING OPERATING, INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock for purchase of intellectual property	$25,000	$37,222	$62,222
Repayment of related party loan with stock	$—	$18,000	$18,000

The accompanying notes are an integral part of these statements.

RX TECHNOLOGIES CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD NOVEMBER 15, 2008 THROUGH DECEMBER 31, 2011

NOTE 1 ORGANIZATION

Rx Technologies, Corp. (a development stage enterprise) (the Company) was formed on November 15, 2008 in the State of Florida. The Company’s activities to date have been primarily directed towards the raising of capital, acquiring and developing intellectual properties.

NOTE 2 LIQUIDITY, FINANCIAL CONDITION AND MANAGEMENT’S PLANS

The Company’s financial statements for the year ended December 31, 2011 have been prepared assuming that it will continue as a going concern. To date, the Company has generated no revenues, has substantial operating losses and an accumulated deficit since its inception in November 2008. The Company incurred a net loss from continuing operations of ($136,106) and used $5,700 of cash in continuing operations for the year ended December 31, 2011. At December 31, 2011, the Company had a working capital deficit of ($12,950), limited financial resources available to pay ongoing financial obligations as they become due and a ($203,672) of accumulated deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company has principally financed its operations for the year ended December 31, 2011, using proceeds from short term borrowings primarily from the sale of common shares and advances from related parties. In addition to the normal risks associated with a new business venture, there can be no assurance that the Company’s business plan will be successfully executed. Our ability to execute our business plan will depend on our ability to obtain additional financing and achieve a profitable level of operations.

Management believes the Company’s ability to continue operations are dependent on its ability to continue to raise capital. At the present time, we have no commitments for any additional financing. If the Company is unable to raise additional capital or encounters unforeseen circumstances, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing its operations, suspending the pursuit of its business plan, and controlling overhead expenses. The Company cannot provide any assurance that it will raise additional capital as necessary nor can it provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. Management believes that the ability to raise additional capital could be negatively impacted as a result of its securities not being traded on an active trading market.

NOTE 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - Development Stage Company

The Company has not earned any revenue from operations. Accordingly, the Company’s activities have been accounted for as those of a “Development Stage Enterprise” as set forth in Accounting Standards Codification (“ASC”) 915 “Development Stage Entities”, which was previously Financial Accounting Standards Board Statement No. 7 (“SFAS 7”). Among the disclosures required by ASC 915 are that the Company’s financial statements be identified as those of a development stage Company, and that the statements of operations, stockholders’ equity/(deficit) and cash flows disclose activity since the date of the Company’s inception.

Accounting Method

The Company’s financial statements are prepared using the accrual method of accounting. The Company has elected a fiscal year ending on December 31.

Intangible Assets

The Company evaluates the recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. There were impairment losses of ($42,222) from the period from November 15, 2008 (inception) to December 31, 2011.

RX TECHNOLOGIES CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD NOVEMBER 15, 2008 THROUGH DECEMBER 31, 2011

Income Taxes

The Company accounts for income taxes as outlined in ASC 740 “Income Taxes”, which was previously Financial Accounting Standards Board (FASB) Statement No. 109, (“Accounting for Income Taxes”). Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the period ended December 31, 2011.

Cash Equivalents

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

Impairment of Long-Lived Assets

In accordance with ASC 360-10-05-4 “Property, Plant, and Equipment-Impairment or Disposal of Long-Lived Assets”, which was previously Financial Accounting SFAS No.144, “Accounting for the Impairment or Disposal of Long-lived Assets”, the Company assesses long-lived assets, such as property and equipment and intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be fully recoverable. Recoverability of asset groups to be held and used in measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of an asset group exceeds the fair value of the asset group. The Company evaluated its long-lived assets and impairment charges of $42,222 were  recorded for the period ended December 31, 2011.

Basic Loss Per Common Share

Basic loss per common share has been calculated based on the weighted average number of shares outstanding during the period after giving retroactive effect to stock splits. There are no dilutive securities at December 31, 2011 for purposes of computing fully diluted earnings per share.

Dividends

The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid or declared since inception.

RX TECHNOLOGIES CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD NOVEMBER 15, 2008 THROUGH DECEMBER 31, 2011

Share-Based Payments

The Company adopted ASC 718 “Compensation - Stock Compensation”, which was previously Statement of Financial Accounting standards (“SFAS”) No. 123 (Revised December 2004), “Share-Based Payment” (SFAS No. 123R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including stock options, employee stock purchases related to an employee stock purchase plan and restricted stock units based on estimated fair values of the awards over the requisite employee service period. SFAS No. 123R supersedes Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees”, which the Company previously followed in accounting for stock-based awards. In March 2005, the SEC issued Staff Bulletin No. 107(“SAB No. 107”), to provide guidance on SFAS 123R. The Company has applied SAB No. 107 in its adoption of SFAS No. 123R.

Under SFAS No. 123R, stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized on a straight-line basis as expense over the employee’s requisite service period. The Company adopted the provisions of the SFAS 123R in its fiscal year ended December 31,2008 using the modified prospective application method.

The valuation provisions of SFAS 123R apply to new awards and to awards that are outstanding on the effective date (or date of adoption) and subsequently modified or cancelled; prior periods are not revised for comparative purposes. Estimated compensation expense for awards outstanding on the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure under FASB Statement No. 123, “Accounting for Stock-Based Compensation”.

Fair value of Financial Instruments

Financial instruments consist principally of cash, trade and related party payables, accrued liabilities, short-term obligations and notes payable. The carrying amounts of such financial instruments in the acCompanying balance sheets approximate their fair values due to their relatively short-term nature. It is management’s opinion that the Company is not exposed to any significant currency or credit risks arising from these financial instruments.

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

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04 which was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements.   The new requirements relating to fair value measurements are prospective and effective for interim and annual periods beginning after December 15, 2011, with early adoption prohibited. We do not expect that the adoption of this standard will have a material impact on our results of operations, cash flows or financial condition.

In June 2011, FASB issued Accounting Standards Update 2011-05, “Comprehensive Income” to amend requirements relating to the presentation of comprehensive income. The update eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity and provides an entity with the option to present comprehensive income in a single continuous financial statement or in two separate but consecutive statements. The new requirements relating to the presentation of comprehensive income are retrospective and effective for interim and annual periods beginning after December 15, 2011, with early adoption permitted. Also, in December 2011, FASB issued Accounting Standards Update 2011-12, “Comprehensive Income” to abrogate the requirement for presentation in the income statement of the effect on net income of reclassification adjustments out of AOCI as required in Accounting Standards Update 2011-05. We do not expect that the adoption of this standard will have a material impact on our results of operations, cash flows or financial condition.

RX TECHNOLOGIES CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD NOVEMBER 15, 2008 THROUGH DECEMBER 31, 2011

In September 2011, the FASB issued ASU 2011-08 which provides an entity the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test for goodwill impairment.  If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required.  Otherwise, no further testing is required. The revised standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.   We do not expect that the adoption of this standard will have a material impact on our results of operations, cash flows or financial condition.

In December 2011, FASB issued Accounting Standards Update 2011-11, “Balance Sheet - Disclosures about Offsetting Assets and Liabilities” to enhance disclosure requirements relating to the offsetting of assets and liabilities on an entity’s balance sheet. The update requires enhanced disclosures regarding assets and liabilities that are presented net or gross in the statement of financial position when the right of offset exists, or that are subject to an enforceable master netting arrangement. The new disclosure requirements relating to this update are retrospective and effective for annual and interim periods beginning on or after January 1, 2013. The update only requires additional disclosures, as such, we do not expect that the adoption of this standard will have a material impact on our results of operations, cash flows or financial condition.

NOTE 4 GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established any source of revenue to cover its operating costs. The Company will engage in very limited activities without incurring any liabilities that must be satisfied in cash until a source of funding is secured. The Company will offer noncash consideration and seek equity lines as a means of financing its operations.

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

There is no provision for income taxes due to continuing losses. At December 31, 2011, the Company has net operating loss carryforwards for tax purposes of approximately ($204,000) which expire through 2031. The Company has recorded a valuation allowance that fully offsets deferred tax assets arising from net operating loss carryforwards because the likelihood of the realization of the benefit cannot be established.

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

RX TECHNOLOGIES CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD NOVEMBER 15, 2008 THROUGH DECEMBER 31, 2011

On December 15, 2010 the Company issued 7,700,000 common shares to related parties (including 3,000,000 common shares to members of the board of directors) for services rendered for payment of obligations.

On March 31, 2011, the Company issued 1,500,000 common shares to Steven Adelstein (a related party and consultant to the Company) for payment of obligations.

On June 30, 2011, the Company issued 1,800,000 common shares to Steven Adelstein (a related party and consultant to the Company) for payment of obligations.

On December 31, 2011, the Company issued 12,000,000 common shares to related parties (including 2,000,000 common shares to members of board of directors) for services rendered and for payment of obligations.

From time to time, the Company borrows from its officers, directors and related parties. At December 30, 2011, the Company owed $5,700 to Steven Adelstein, the father of Tammi Shnider and present stockholder and at December 31, 2010, the Company owed $0. There are no signed or executed agreements between the parties and the Company and therefore there are no assurances that said related parties will advance funds in the future.

The Company does not lease or rent any property. Office space and services are provided without charge by Steven Adelstein (a related party, stock holder and consultant to the Company). Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 7 PURCHASE AGREEMENT FOR INTELLECTUAL PROPERTY

On April 30, 2010, Rx Technologies Corp. entered into an Intellectual Property Agreement with the inventor, developer and owner of the RxTC database processes for prescription drug databases. Pursuant to this agreement, the Company acquired solely the intellectual property and related rights. The total consideration for the intellectual property purchased was the issuance of 37,221,850 common shares of Rx Technologies, Corp. The issued common shares were allocated, in part, to certain other associates involved with facilitating the development of the intellectual property as defined in the Intellectual Property Agreement. At December 31, 2011, this intellectual property had a value of $10,000 and, as a result of this valuation, this property has been impaired accordingly.

On February 25, 2011, Rx Technologies Corp. entered into an Intellectual Property Agreement with the inventor, developer and owner of Medipayments for credit card processing and other payment services. Pursuant to this agreement, the Company acquired solely the intellectual property and related rights. The total consideration for the intellectual property purchased was the issuance of 7,000,000 common shares of Rx Technologies, Corp. (including consultants). At December 31, 2011, this intellectual property had a value of $10,000 and, as a result of this valuation, this property has been impaired accordingly.

NOTE 8 INTELLECTUAL PROPERTY COSTS

The Company has capitalized costs in acquiring their intellectual properties which consisted of the following at December 31, 2011:

December 31, 2011

Intellectual Properties	$68,222
Accumulated Amortization	(6,000)
Impairment of Valuation	(42,222)
Total Intellectual Properties, Net	$20,000

The Company amortizes its intellectual properties, using the straight-line method over the estimated useful life of 3 years, once the properties are put into services. At December 31, 2011, both RxTC Solutions and Medipayments have not been put in service and therefore, amortization has not commenced.

RX TECHNOLOGIES CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD NOVEMBER 15, 2008 THROUGH DECEMBER 31, 2011

NOTE 9 EQUITY TRANSACTIONS

On November 15, 2008, the Company issued 9,000,000 shares of common stock to Tammi Shnider, the former sole officer and director on that date for $9,000 at $0.001.

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

On February 25, 2011, we entered into an Intellectual Property Agreement with the inventor, developer and owner of Medipayments for credit card processing and other payment services. Pursuant to this agreement, the Company acquired solely the intellectual property and related rights. The total consideration for the intellectual property purchased was the issuance of 7,000,000 common shares of Rx Technologies, Corp. (including consultants).

On March 31, 2011, the Company issued 1,500,000 common shares to a related party for payment of obligations.

On June 30, 2011, the Company issued 1,800,000 common shares a related party for payment of obligations.

On December 31, 2011, the Company issued 12,000,000 common shares as follows:

Amount of Common Shares	Description

2,000,000	Director fees
10,000,000	Payment to Consultants

The Company has no outstanding options and warrants at December 31, 2011 and 2010.

NOTE 10 SUBSEQUENT EVENTS

We have evaluated subsequent events and transactions that occurred through the date and time our financial statements were issued for potential recognition or disclosure in the accompanying financial statements.  Other than the disclosures above, we did not identify any events or transactions that should be recognized or disclosed in the accompanying financial statements.