Form 10-Q
period 2012-03-31
Rx Technologies Corp.
filed 2012-05-10
CIK 1453086

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 7, 2012
Common Stock, $0.001	84,521,850 shares

RX TECHNOLOGIES CORP.

TABLE OF CONTENTS

PAGE

Part I Financial Information	3

Item 1. Financial Statements	3

Condensed Balance Sheets at March 31, 2012 (unaudited) and December 31, 2011 (audited)	3

Condensed Statements of Operations for the three months ended March 31, 2012 and 2011 and the cumulative period from November 15, 2008 (inception) through March 31, 2012	4

Condensed Statements of Cash Flows at March 31, 2012	5

Notes to Condensed Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	12

Item 3. Quantitative and Qualitative Disclosures About Market Risk.	15

Item 4. Controls and Procedures.	15

Part II Other Information	16

Item 1. Legal Proceeding.	16

Item 1A. Risk Factors.	16

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	16

Item 3. Defaults Upon Senior Securities.	16

Item 4. Mine Safety Disclosures.	16

Item 5. Other Information.	16

Item 6. Exhibits.	16

Signatures	16

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

RX TECHNOLOGIES CORP.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

ASSETS
	March 31, 2012	December 31, 2011
	(unaudited)	(audited)
CURRENT ASSETS:
Cash and equivalents	$—	$—
Inventory	—	—
Total Current Assets	—	—

OTHER ASSETS:
Intellectual Property:
Gift Card Digest Website, net	—	—
RxTC Solutions	10,000	10,000
Medipayments	10,000	10,000
Total Other Assets	20,000	20,000

Total Assets	$20,000	$20,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Accounts Payable	—	—
Accrued Expenses	1,250	7,250
Advances from Related Parties	5,000	5,700
Total Current Liabilities	6,250	12,950
Long-term Liabilities:
Total Long-term Liabilities	—	—
Total Liabilities	6,250	12,950

STOCKHOLDERS’ EQUITY/(DEFICIT):
Preferred Stock, par value $.001; 10,000,000 shares authorized; 0 issued and outstanding at March 31, 2011 and December 31, 2011	—	—
Common stock, par value $.001; 500,000,000 shares authorized; 84,521,850 shares issued and outstanding at March 31, 2012; 78,121,850 shares issued and outstanding at December 31, 2011	84,522	78,122
Additional paid in capital	142,200	132,600
Deficit accumulated during the development stage	(212,972)	(203,672)
Total Stockholders’ Equity	13,750	7,050

Total Liabilites and Stockholder’s Equity (Deficit)	$20,000	$$20,000

The accompanying notes are an integral part of these statements.

RX TECHNOLOGIES CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

			Cumulative from
	For the three	For the three	November 15, 2008
	months ended	months ended	(Inception) through
	March 31, 2012	March 31, 2011	March 31, 2012

Net Sales	$—	$—	$—

Cost of Sales	—	—	—

Gross Profit	—	—	—

Expenses:
General & Administrative	2,800	1,500	20,625
Legal and Accounting	1,500	1,000	37,125
Fees to Directors	—	—	25,000
Consulting, Marketing and Advertising	5,000	15,000	82,000
Amortization & Impairments	—	1,834	48,222

Total Expenses	9,300	19,334	212,972

Net (loss) before Income Taxes	(9,300)	(19,334)	(212,972)

Provision for Income Taxes	—	—	—

Net (loss)	$(9,300)	$(19,334)	$(212,972)

Basic and diluted net loss per common share	(0.0001)	(0.0003)

Weighted average number of common shares outstanding	78,192,180	59,260,438

The accompanying notes are an integral part of these statements.

RX TECHNOLOGIES CORP.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

For the Period November 15, 2008 (inception) through March 31, 2012

			Cumulative from
	For the three	For the three	November 15, 2008
	months ended	months ended	(Inception) through
	March 31, 2012	March 31, 2011	March 31, 2012
OPERATING ACTIVITIES:
Net loss	$(9,300)	$(19,334)	$(212,972)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in amortization	—	1,834	6,000
Stock issued for services	5,000	10,000	100,000
Conversion of shareholder loan to equity	11,000	7,500	27,500
Impairment Loss	—	—	42,222
Changes in operating assets and liabilities:
Acquisition of intellectual property	—	—	(6,000)
Increase/(Decrease) in accounts payable and accrued expenses	(6,000)	(1,500)	1,250

Net cash used in operating activities	700	(1,500)	(42,000)

FINANCING ACTIVITIES:
Increase in due to related parties	(700)	1,500	23,000
Proceeds from issuance of common stock	—	—	19,000

Net cash provided by (used in) financing activities	(700)	1,500	42,000

NET INCREASE (DECREASE) IN CASH	—	—	—

CASH BEGINNING BALANCE	—	—	—

CASH ENDING BALANCE	—	—	—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	$—	$—	$—
Interest paid	$—	$—	$—

NON-CASH TRANSACTIONS AFFECTING OPERATING, INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock for acquisition of intellectual property	$—	$25,000	$62,222
Repayment of related party loan with stock	$11,000	$—	$29,000

The accompanying notes are an integral part of these statements.

RX TECHNOLOGIES CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2012

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  The audited financial statements for the period November 15, 2008 (Inception) through December 31, 2011 and the year ended December 31, 2010 were filed on February 23, 2012 with the Securities and Exchange Commission and are hereby referenced.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2012 and for the period November 15, 2008 (Inception) through March 31, 2012 are not necessarily indicative of the results that may be expected for the year ended December 31, 2012.

NOTE 2 - DESCRIPTION OF BUSINESS AND DEVELOPMENT STAGE RISK

Description of Business

RX TECHNOLOGIES CORP. (“THE COMPANY”) is a development stage company, incorporated in the State of Florida on November 15, 2008. The company is focusing in the development of two (2) databases, at March 31, 2012 as follows:

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

MARCH 31, 2012

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

As of March 31, 2012, we had an accumulated deficit of ($212,972).  Our auditors have raised substantial doubt as to our ability to continue as a going concern.  Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.  There can be no assurance that we will operate at a profit or such additional financing will be available, or if available, can be obtained on satisfactory terms.

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

MARCH 31, 2012

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

Intellectual Properties

The company accounts for its two (2) primary intellectual properties at lower cost to market value and amortize over the useful life of the asset. The company’s two (2) primary intellectual properties are under development and have not been placed in service at March 31, 2012.

The Company evaluates the recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. For the twelve (12) months ended December 31, 2011, management determined that there should be impairment of valuations to intellectual property. Therefore, for the year ending December 31, 2011, impairment expense was $42,222.

Revenue Recognition

The Company recognizes revenue when:

•	Persuasive evidence of an arrangement exists;
•	Shipment has occurred;
•	Price is fixed or determinable; and
•	Collectability is reasonably assured.

The Company closely follows the provisions of Accounting Standards Codification (“ASC”) 605, Revenue Recognition, which includes the guidelines of Staff Accounting Bulletin No. 104 as described above. For the period from November 15, 2008 (inception) to March 31, 2012, the Company recognized no revenues.

RX TECHNOLOGIES CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2012

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

Share Based Payments

(included in ASC 718 “Compensation-Stock Compensation”)

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which replaces SFAS No. 123 and supersedes APB Opinion No. 25. Under SFAS No. 123(R), companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees or independent contractors are required to provide services. Share-based compensation arrangements include stock options and warrants, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. In March 2005, the SEC issued Staff Accounting Bulletin No. 107, or “SAB 107”. SAB 107 expresses views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods. On April 14, 2005, the SEC adopted a new rule amending the compliance dates for SFAS 123(R). Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under SFAS 123.

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

Subsequent Events

We evaluated subsequent events through the date and time our financial statements were available on May 7, 2012.

RX TECHNOLOGIES CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2012

NOTE 4 - EQUITY TRANSACTIONS

In November, 2008, the Company issued 9,000,000 shares of common stock to Tammi Shnider, the sole officer and director on that date for $9,000 at $0.001.

In October, 2009, the Company issued 1,000,000 shares of common stock to 39 investors in accordance with Form S-1 (commission file #333-156942) for cash and consideration of $10,000.

In April, 2010, we filed Amended and Restated Articles of Incorporation with the Secretary of State of Florida which:

•	changed the name of the corporation to Rx Technologies Corp.,

•	increased the number of authorized shares of common stock from 100,000,000 shares to 500,000,000 shares and fixed a par value of $0.001 per share,

•	authorized a class of 10,000,000 shares of blank check preferred stock, par value $0.001 per share.

In April, 2010, we entered into an Intellectual Property Agreement with the inventor, developer and owner of the RxTC database processes for prescription drug databases and issued 37,221,850 common shares of our company. The issued common shares were allocated, in part, to certain other associates involved with facilitating the development of the intellectual property as defined in the Intellectual Property Agreement.

In December, 2010, the Company issued a total of 8,600,000 common shares to directors (3,000,000 shares), payment of obligation to related party (3,600,000 shares) and payment to consultants (2,000,000 shares).

In February, 2011, we acquired the Intellectual Property Agreement with Medipayments, Inc., the developer and owner of the Medipayments processes for merchant services and issued 5,000,000 common shares as defined in the Intellectual Property Agreement. Additionally, we issued 2,000,000 common shares to consultants of the Medipayments, Inc. transaction.

In March, 2011, the Company issued 1,500,000 shares of common stock to Steven Adelstein, for payment of loans from related parties and authorized the issuance of additional 4,000,000 common shares pursuant to a private placement memorandum.

In June, 2011, the Company issued 1,800,000 shares of common stock to Steven Adelstein, for payment of advances and loans from related parties.

In December, 2011, the Company issued 12,000,000 shares of common stock to related parties and consultants (9,000,000 common shares) and the Board of Directors (3,000,0000 common shares) for payment of advances and loans from related parties.

In March, 2012, the Company issued 6,400,000 shares of common stock to related parties for advances, loans and consulting services.

The company has no outstanding options and warrants.

NOTE 5 - CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”). At March 31, 2012, the Company had no amounts in excess of the FDIC insured limit.

RX TECHNOLOGIES CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2012

NOTE 6 - RELATED PARTY TRANSACTIONS

From time to time, the company borrows from its officers, directors and stockholders. At March 31, 2012 the company owed related parties in the amount of $5,000 and $5,700 at December 31, 2010. There are no signed or executed agreements between the parties and the company and therefore there are no assurances that said related parties will advance funds in the future.

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

In December, 2011 and 2010, the officers and directors received compensation of $15,000 (each year) with the issuance of 3,000,000 common shares. For the period ended March 31, 2012, no compensation, including issuance of common shares, was authorized by the board of directors.

NOTE 7 - INTELLECTUAL PROPERTY

The Company has capitalized costs in acquiring their intellectual properties which consisted of the following at March 31, 2012:

December 31, 2011

Intellectual Properties	$68,222
Accumulated Amortization	(6,000)
Impairment of Valuation	(42,222)
Total Intellectual Properties, Net	$20,000

The Company amortizes its intellectual properties, using the straight-line method over the estimated useful life of 3 years, once the properties are put into services. At March 31, 2012, both RxTC Solutions and Medipayments have not been put in service and therefore, amortization has not commenced.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements, including the notes thereto, appearing in this Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed on February 23, 2012 with the Securities and Exchange Commission and are hereby referenced.

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

Overview

Rx Technologies Corp. (“The Company”) is a development stage company, incorporated in the State of Florida on November 15, 2008. The company, at March 31, 2012, is concentrating on and developing in two (2) primary areas as follows:

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

Going Concern

Our financial statements have been prepared on the basis of accounting principles applicable to a going concern. As a result, they do not include adjustments that would be necessary if we were unable to continue as a going concern and would therefore be obligated to realize assets and discharge our liabilities other than in the normal course of operations. As reflected in the accompanying financial statements, the Company is in the development stage with no revenues, has used cash flows in operations of ($47,400) from inception of November 15, 2008 to March 31, 2012 and has an accumulated deficit of ($212,972) through March 31, 2012.

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

Revenues

These forward-looking statements, pertaining to revenues, are based on our management’s current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations. You should not rely upon these forward-looking statements as predictions of future events because we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur. As our revenues commence, we plan to invest in marketing and sales by increasing the number of direct sales throughout our web portal to build brand awareness. We expect that in the future, marketing and sales expenses will increase in absolute dollars commencing in the fourth quarter of 2012. We do not expect our revenues to increase significantly until 2013.

General and Administrative Expenses

We expect that general and administrative expenses associated with executive compensation will increase in the future. Although our current president, chief financial officer and sole director have foregone full salary payments during the initial stages of the business, anticipated to commence revenues in the fourth quarter of 2012. In addition, we believe in the 2013 fiscal year that the compensation packages required to attract the senior executives the Company requires to execute against its business plan will increase our total general and administrative expenses.

Summary of Condensed Results of Operations

Any measurement and comparison of revenues and expenses from continuing operations should not be considered necessarily indicative or interpolated as the trend to forecast our future revenues and results of operations.

Results for the Three Months Ended March 31, 2012 and 2011

Revenues. The Company’s revenues for the three months ended March 31, 2012 and 2011 were $0. From inception (November 15, 2008) through March 31, 2012, the company did not generate any revenues.

Legal and Accounting Expenses. Legal and Accounting expenses for the three months ended March 31, 2012 were $1,500 as compared to $1,000 for the three months ended March 31, 2011. These expenses are the normal recurring expenses for the quarter including filings with the Securities and Exchange Commission.

General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2012 were $2,800 compared to $1,500 for the three months ended March 31, 2011. The increase of $1,300 is primarily a result of timing differences for keeping current with the Securities and Exchange Commission filings

Consulting, Marketing and Advertising Expenses. Consulting, Marketing and Advertising expenses for the three months ended March 31, 2012 were $5,000 compared to $15,000 for the three months ended March 31, 2011. The decrease of $10,000 is primarily a result of timing differences of development of our actual databases.

Net Loss. Net loss for the three months ended March 31, 2012 was ($9,300) as compared to ($19,334) for the three months ended March 31, 2011. The loss for the three months ended March 31, 2012 is a reflection of current expenses normalized for the company.

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

As of March 31, 2012, total current assets were $0.

As of March 31, 2012, total current liabilities were $6,250 which consisted of $1,250 of accrued expenses and $5,000 of loans to related parties. As of December 31, 2011, total current liabilities were $12,950, which consisted of $7,250 of accrued expenses and $5,700 of loans to related parties. We had net working capital deficit of ($6,250) as of March 31, 2012 and ($12,950) at December 31, 2011.

During the three months ended March 31, 2012, operating activities used cash of $700.

Material Commitments

The Company does not have any material commitments as of March 31, 2012.

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

Item 4.  Controls and Procedures

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

PART II OTHER INFORMATION

Item 1.  Legal Proceeding.

None.

Item 1A.  Risk Factors.

There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

In March, 2012, the Company issued a total of 6,400,000 common shares to related parties (Tammi Shnider). These shares were issued as payment of debt at $0.0025 per common share for a total of $16,000.

Management believes the above shares of common stock were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

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

RX TECHNOLOGIES CORP.

DATE: May 9, 2012	By:	/s/ Michael McManus
Michael McManus
President and Principal Executive Officer