Form 10-K/A
period 2011-12-31
Rx Technologies Corp.
filed 2012-07-19
CIK 1453086

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-K/A (the “Amendment”) is to correct and further explain Item 9A of Controls and Procedures of the previously filed Annual Report on Form 10-K of Rx Technologies Corp (“Rx” or the “Company”) for the year ended December 31, 2011, filed with the Securities and Exchange Commission (“SEC”) on February 23, 2012 (the “Original Form 10-K”).

There are no changes to the Original Form 10-K other than those set forth above. This Amendment does not reflect events occurring after the filing of the Original Form 10-K, nor does it modify or update disclosures therein in any way. Among other things, forward-looking statements made in the Original Form 10-K have not been revised to reflect events that occurred or facts that became known to us after the filing of the Original Form 10-K, and such forward-looking statements should be read in their historical context. Furthermore, the Amendment should be read in conjunction with our filings with the SEC subsequent to the Original Form 10-K.

RX TECHNOLOGIES CORP.

FORM 10-K/A (AMENDMENT NO. 1)

For the Fiscal Period Ended December 31, 2011

TABLE OF CONTENTS

		Page

Cautionary Note Regarding Forward-Looking Statements		3

Availability Of Information		4

PART I
Item 1.	Business	5

Item 1A.	Risk Factors	9

Item 1B.	Unresolved Staff Comments	12

Item 2.	Properties	12

Item 3.	Legal Proceedings	13

Item 4.	Submission Of Matters To A Vote Of Security Holders	13

PART II
Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	13

Item 6.	Selected Financial Data	16

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 8.	Financial Statements and Supplementary Data	17

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure	17

Item 9A.	Controls and Procedures	17

Item 9B.	Other Information	20

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	20

Item 11.	Executive Compensation	23

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	24

Item 13.	Certain Relationships and Related Transactions, and Director Independence	25

Item 14.	Principal Accounting Fees and Services	25

PART IV
Item 15.	Exhibits - Financial Statement Schedules	26

OTHER
Signatures		27

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K/A (Amendment No. 1) may constitute “forward-looking” statements as defined in Section 27A of the Securities Act of 1933 (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) or in releases made by the Securities and Exchange Commission (“SEC”), all as may be amended from time to time. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as the words “plan,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “may,” “will,” “would,” “could,” “should,” “seeks,” or “scheduled to,” or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described above and those risks discussed from time to time in this Annual Report on Form 10-K/A (Amendment No. 1) , including the risks described under “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report and in other documents which we file with the Securities and Exchange Commission. In addition, such statements could be affected by risks and uncertainties related to our ability to raise any financing which we may require for our operations, competition, government regulations and requirements, pricing and development difficulties, our ability to make acquisitions and successfully integrate those acquisitions with our business, as well as general industry and market conditions and growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this report.

This Form 10-K/A (Amendment No. 1) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are therefore entitled to the protection of the safe harbor provisions of these laws. These forward-looking statements involve risks and uncertainties, and relate to future events or our future financial or operating performance. These statements include, but are not limited to, statements concerning:

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This section of the filing of the Form 10-K/A (Amendment No. 1) for the period ended December 31, 2011 includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: “believe”, “expect”, “estimate”, “anticipate”, “intend”, “project” and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this prospectus. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

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

OUR BUSINESS

The following description of our business contains forward-looking statements relating to future events or our future financial or operating performance that involves risks and uncertainties, as set forth above under “Special Note Regarding Forward-Looking Statements.” Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in Section 1A under the heading “Risk Factors” and elsewhere in this Form 10-K/A (Amendment No. 1) .

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL DATA

The full text of our audited financial statements as of December 31, 2011 and 2010 begins on page F-1 of this Annual Report on Form 10-K/A (Amendment No. 1) .

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

ITEM 9A. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed in the reports that we file under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Treasurer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our President, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of our fourth fiscal quarter covered by this report. Based on the foregoing, our President concluded that our disclosure controls and procedures were not effective at the reasonable assurance level.

There has been no change in our internal controls over financial reporting during our fourth fiscal quarter ended December 31, 2011, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Financial Officer in connection with the review of our financial statements as of December 31, 2011.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2012. Additionally, we plan to test our updated controls and remediate our deficiencies by December 31, 2012.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There has been no change in our internal controls over financial reporting during our fourth fiscal quarter ended December 31, 2011, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

101 *

XBRL data files of Financial Statements and Notes contained in this Annual Report on Form 10-K (previously submitted and incorporated by reference on original Form 10-K filed with the Securities and Exchange Commission on February 23, 2012).

* In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Annual Report on Form 10-K shall be deemed “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RX TECHNOLOGIES CORP.

Date: July 18, 2012	By: /s/ Michael McManus
Michael McManus
President, Chief Executive Officer
(Principal Executive Officer)
and member of the Board of Directors

Date: July 18, 2012	By: /s/ Shepard Doniger
Shepard Doniger
Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)
and member of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: July 18, 2012	By: /s/ Michael McManus
Michael McManus
President, Chief Executive Officer
(Principal Executive Officer)
and member of the Board of Directors

Date: July 18, 2012	By: /s/ Shepard Doniger
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