Form 10-Q
period 2012-06-30
Rx Technologies Corp.
filed 2012-08-02
CIK 1453086

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 333-156942

Rx Technologies Corp.

(Exact name of registrant as specified in its charter)

Florida	26-3891952
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

7076 Spyglass Avenue, Parkland, Florida	33076
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 20, 2012
Common Stock, $0.001	94,441,850 shares

RX TECHNOLOGIES CORP.

TABLE OF CONTENTS

PAGE

Part I Financial Information	3

Item 1. Financial Statements	3

Condensed Balance Sheets at June 30, 2012 (unaudited) and December 31, 2011 (audited)	3

Condensed Statements of Operations for the three and six months ended June 30, 2012 and the cumulative period from November 15, 2008 (inception) through June 30, 2012	4

Condensed Statements of Cash Flows at June 30, 2012	5

Notes to Condensed Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	12

Item 3. Quantitative and Qualitative Disclosures About Market Risk.	15

Item 4. Controls and Procedures.	15

Part II Other Information	16

Item 1. Legal Proceeding.	16

Item 1A. Risk Factors.	16

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	16

Item 3. Defaults Upon Senior Securities.	16

Item 4. Mine Safety Disclosures.	16

Item 5. Other Information.	16

Item 6. Exhibits.	16

Signatures	16

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

RX TECHNOLOGIES CORP.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

ASSETS

	June 30, 2012	December 31, 2011
	(unaudited)	(audited)
CURRENT ASSETS:
Cash and equivalents	$—	$—
Inventory	—	—
Total Current Assets	—	—

OTHER ASSETS:
Intellectual Property:
Gift Card Digest Website, net	—	—
RxTC Solutions	10,000	10,000
Medipayments	10,000	10,000
Total Other Assets	20,000	20,000

Total Assets	$20,000	$20,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Accounts Payable	—	—
Accrued Expenses	3,750	7,250
Advances from Related Parties	—	5,700
Total Current Liabilities	3,750	12,950
Long-term Liabilities
Total Long-term Liabilities	—	—
Total Liabilities	3,750	12,950

STOCKHOLDERS’ EQUITY/(DEFICIT):
Preferred Stock, par value $.001; 10,000,000 shares authorized;
0 issued and outstanding at June 30, 2012 and December 31, 2011	—	—
Common stock, par value $.001; 500,000,000 shares authorized;
94,441,850 shares issued and outstanding at June 30, 2012;
78,121,850 shares issued and outstanding at December 31, 2011	94,442	78,122
Additional paid in capital	144,680	132,600
Deficit accumulated during the development stage	(222,872)	(203,672)
Total Stockholders’ Equity	16,250	7,050

Total Liabilites and Stockholder’s Equity (Deficit)	$20,000	$20,000

The accompanying notes are an integral part of these statements.

RX TECHNOLOGIES CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

					Cumulative from
					November 15, 2008
	For the three	For the three	For the six	For the six	(Inception)
	months ended	months ended	months ended	months ended	through
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011	June 30, 2012

Net Sales	$—	$—	$—	$—	$—

Cost of Sales	—	—	—	—	—

Gross Profit	—	—	—	—	—

Expenses:
General & Administrative	2,400	2,350	5,200	3,850	23,025
Legal and Accounting	2,500	4,250	4,000	5,250	39,625
Fees to Directors	—	—	—	—	25,000
Consulting, Marketing and Advertising	5,000	—	10,000	15,000	87,000
Amortization and Impairments	—	—	—	1,834	48,222

Total Expenses	9,900	6,600	19,200	25,934	222,872

Net (loss) before Income Taxes	(9,900)	(6,600)	(19,200)	(25,934)	(222,872)

Provision for Income Taxes	—	—	—	—	—

Net (loss)	$(9,900)	$(6,600)	$(19,200)	$(25,934)	$(222,872)

Basic and diluted net loss per common share	$(0.0001)	$(0.0001)	$(0.0002)	$(0.0004)

Weighted average number of common shares outstanding	84,630,861	64,341,850	81,411,520	61,800,994

The accompanying notes are an integral part of these statements.

RX TECHNOLOGIES CORP.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

For the Period November 15, 2008 (inception) through June 30, 2012

			Cumulative from
			November 15, 2008
	For the six	For the six	(Inception)
	months ended	months ended	through
	June 30, 2012	June 30, 2011	June 30, 2012

OPERATING ACTIVITIES:
Net loss	$(19,200)	$(25,934)	$(222,872)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in amortization	—	1,834	6,000
Stock issued for services	10,000	10,000	105,000
Conversion of related shareholders advances	18,400	16,500	34,900
Impairment loss	—	—	42,222
Changes in operating assets and liabilities:
Acquisition of intellectual property	—	—	(6,000)
Increase/(Decrease) in accounts payable and accrued expenses	(3,500)	(2,400)	3,750

Net cash (used in) provided by operating activities	5,700	—	(37,000)

FINANCING ACTIVITIES:
Increase/(decrease) in due to related parties	(5,700)	—	18,000
Increase in notes payable	—	—
Proceeds from issuance of common stock	—	—	19,000

Net cash provided by (used in) financing activities	(5,700)	—	37,000

NET INCREASE (DECREASE) IN CASH	—	—	—

CASH BEGINNING BALANCE	—	—	—

CASH ENDING BALANCE	—	—	—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	$—	$—	$—
Interest paid	$—	$—	$—

NON-CASH TRANSACTIONS AFFECTING OPERATING, INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock for acquisition of intellectual property	$—	$25,000	$62,222
Repayment of related party loan with stock	$18,400	$—	$36,400

The accompanying notes are an integral part of these statements.

RX TECHNOLOGIES CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2012

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  The audited financial statements for the period November 15, 2008 (Inception) through December 31, 2011 and the year ended December 31, 2011 were filed on February 23, 2012 with the Securities and Exchange Commission and are hereby referenced.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six months ended June 30, 2012 and for the period November 15, 2008 (Inception) through June 30, 2012 are not necessarily indicative of the results that may be expected for the year ended December 31, 2012.

NOTE 2 - DESCRIPTION OF BUSINESS AND DEVELOPMENT STAGE RISK

Description of Business

RX TECHNOLOGIES CORP. (“THE COMPANY”) is a development stage company, incorporated in the State of Florida on November 15, 2008. The company is focusing in the development of two (2) databases, at June 30, 2012 as follows:

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

JUNE 30, 2012

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

As of June 30, 2012, we had an accumulated deficit of ($222,872).  Our auditors have raised substantial doubt as to our ability to continue as a going concern.  Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.  There can be no assurance that we will operate at a profit or such additional financing will be available, or if available, can be obtained on satisfactory terms.

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

JUNE 30, 2012

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

Intellectual Properties

The company accounts for its two (2) primary intellectual properties at lower cost to market value and amortize over the useful life of the asset. The company’s two (2) primary intellectual properties are under development and have not been placed in service at June 30, 2012.

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

The Company closely follows the provisions of Accounting Standards Codification (“ASC”) 605, Revenue Recognition, which includes the guidelines of Staff Accounting Bulletin No. 104 as described above. For the period from November 15, 2008 (inception) to June 30, 2012, the Company recognized no revenues.

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

JUNE 30, 2012

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

JUNE 30, 2012

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

In December, 2011, the Company issued 12,000,000 shares of common stock to related parties and consultants (9,000,000 common shares) and the Board of Directors (3,000,000 common shares) for payment of advances and loans from related parties.

In March, 2012, the Company issued 6,400,000 shares of common stock to related parties for advances, loans and consulting services having a total valuation of $16,000 ($0.0025 per common share).

In June, 2012, the Company issued 9,920,000 shares of common stock to related parties for advances, loans and consulting services having a total valuation of $12,400 ($0.00125 per common share).

The company has no outstanding options and warrants at June 30, 2012.

NOTE 5 - CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”). At June 30, 2012, the Company had no amounts in excess of the FDIC insured limit.

NOTE 6 - RELATED PARTY TRANSACTIONS

From time to time, the company borrows from its officers, directors and stockholders. At June 30, 2012 the company owed related parties in the amount of $0 and $5,700 at December 31, 2011. There are no signed or executed agreements between the parties and the company and therefore there are no assurances that said related parties will advance funds in the future.

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

In December, 2011 and 2010, the officers and directors received compensation of $15,000 (each year) with the issuance of 3,000,000 common shares. For the period ended June 30, 2012, no compensation to officers and directors, including issuance of common shares, was authorized by the board of directors.

RX TECHNOLOGIES CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2012

NOTE 7 - INTELLECTUAL PROPERTY

The Company has capitalized costs in acquiring their intellectual properties which consisted of the following at June 30, 2012:

June 30, 2012

Intellectual Properties	$68,222
Accumulated Amortization	(6,000)
Impairment of Valuation	(42,222)
Total Intellectual Properties, Net	$20,000

The Company amortizes its intellectual properties, using the straight-line method over the estimated useful life of 3 years, once the properties are put into services. At June 30, 2012, both RxTC Solutions and Medipayments have not been put in service and therefore, amortization has not commenced.

NOTE 8 – SUBSEQUENT EVENTS

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

Overview

Rx Technologies Corp. (“The Company”) is a development stage company, incorporated in the State of Florida on November 15, 2008. The company, at June 30, 2012 is concentrating on and developing in two (2) primary areas as follows:

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

Going Concern

Our financial statements have been prepared on the basis of accounting principles applicable to a going concern. As a result, they do not include adjustments that would be necessary if we were unable to continue as a going concern and would therefore be obligated to realize assets and discharge our liabilities other than in the normal course of operations.  As reflected in the accompanying financial statements, the Company is in the development stage with no revenues, has used cash flows in operations of ($37,000) from inception of November 15, 2008 to June 30, 2012 and has an accumulated deficit of ($222,872) through June 30, 2012.

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

Revenues

These forward-looking statements, pertaining to revenues, are based on our management’s current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations.  You should not rely upon these forward-looking statements as predictions of future events because we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur.  As our revenues commence, we plan to invest in marketing and sales by increasing the number of direct sales throughout our web portal to build brand awareness. We expect that in the future, marketing and sales expenses will increase in absolute dollars commencing in the first quarter of 2013. We do not expect our revenues to increase significantly until the latter part of 2013.

General and Administrative Expenses

We expect that general and administrative expenses associated with executive compensation will increase in the future.  Although our current president, chief financial officer and sole director have foregone full salary payments during the initial stages of the business, anticipated to commence revenues in the first quarter of 2013. In addition, we believe in the 2013 fiscal year that the compensation packages required to attract the senior executives the Company requires to execute against its business plan will increase our total general and administrative expenses.

Summary of Condensed Results of Operations

Any measurement and comparison of revenues and expenses from continuing operations should not be considered necessarily indicative or interpolated as the trend to forecast our future revenues and results of operations.

Results for the Three Months Ended June 30, 2012 and 2011

Revenues. The Company’s revenues for the three months ended June 30, 2012 and 2011 were $0. From inception (November 15, 2008) through June 30, 2012, the company did not generate any revenues.

Legal and Accounting Expenses. Legal and Accounting expenses for the three months ended June 30, 2012 were $2,500 as compared to $4,250 for the three months ended June 30, 2011.  These expenses are the normal recurring expenses for the quarter including filings with the Securities and Exchange Commission.

General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2012 were $2,400 compared to $2,350 for the three months ended June 30, 2011.   The increase of $50 is primarily a result of timing differences for keeping current with the Securities and Exchange Commission filings.

Consulting, Marketing and Advertising Expenses. Consulting, Marketing and Advertising expenses for the three months ended June 30, 2012 were $5,000 compared to $0 for the three months ended June 30, 2011.   The increase of $5,000 is primarily a result of timing differences of development of our actual databases.

Net Loss. Net loss for the three months ended June 30, 2012 was ($9,900) as compared to ($6,600) for the three months ended June 30, 2011.  The loss for the three months ended June 30, 2012 is a reflection of current expenses normalized for the company.

Results for the Six Months Ended June 30, 2012 and 2011

Revenues. The Company’s revenues for the six months ended June 30, 2012 and 2011 were $0. From inception (November 15, 2008) through June 30, 2012, the company did not generate any revenues.

Legal and Accounting Expenses. Legal and Accounting expenses for the six months ended June 30, 2012 were $4,000 as compared to $5,250 for the six months ended June 30, 2011.  These expenses are the normal recurring expenses for the quarter including filings with the Securities and Exchange Commission.

General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 2012 were $5,200 compared to $3,850 for the six months ended June 30, 2011.  The increase of $1,350 is primarily a result of timing differences for keeping current with the Securities and Exchange Commission filings.

Consulting, Marketing and Advertising Expenses. Consulting, Marketing and Advertising expenses for the six months ended June 30, 2012 were $10,000 compared to $15,000 for the six months ended June 30, 2011.   The decrease of $5,000 is primarily a result of timing differences of development of our actual databases.

Net Loss. Net loss for the six months ended June 30, 2012 was ($19,200) as compared to ($25,934) for the six months ended June 30, 2011.  The loss for the six months ended June 30, 2012 is a reflection of current expenses normalized for the company.

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

As of June 30, 2012, total current assets were $0

As of June 30, 2012, total current liabilities were $3,750 which consisted of $3,750 of accrued expenses.  As of December 31, 2011, total current liabilities were $12,950, which consisted of $7,250 of accrued expenses and $5,700 of loans to related parties.  We had net working capital deficit of ($3,750) as of June 30, 2012 and ($12,950) at December 31, 2011.

During the six months ended June 30, 2012, operating activities provided cash of $5,700.

Material Commitments

The Company does not have any material commitments as of June 30, 2012.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

In June, 2012, the Company issued a total of 9,920,000 common shares to related parties (Steven Adelstein). These shares were issued as payment of debt at $0.00125 per common share for a total of $12,400.

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

RX TECHNOLOGIES CORP.

DATE: August 2, 2012	By:	/s/ Michael McManus
Michael McManus
President and Principal Executive Officer