Form 10-Q
period 2012-09-30
Rx Technologies Corp.
filed 2012-12-11
CIK 1453086

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 15, 2012
Common Stock, $0.001	94,441,850 shares

RX TECHNOLOGIES CORP.

TABLE OF CONTENTS

PAGE

Part I Financial Information	3

Item 1. Financial Statements	3

Condensed Balance Sheets at September 30, 2012 (unaudited) and December 31, 2011 (audited)	3

Condensed Statements of Operations for the three and nine months ended September 30, 2012 and 2011 and the cumulative period from November 15, 2008 (inception) through September 30, 2012	4

Condensed Statements of Cash Flows at September 30, 2012 and 2011 and the cumulative period from November 15, 2008 (inception) through September 30, 2012	5

Notes to Condensed Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	10

Item 3. Quantitative and Qualitative Disclosures About Market Risk.	13

Item 4. Controls and Procedures.	14

Part II Other Information	14

Item 1. Legal Proceeding.	14

Item 1A. Risk Factors.	14

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	14

Item 3. Defaults Upon Senior Securities.	14

Item 4. Mine Safety Disclosures.	15

Item 5. Other Information.	15

Item 6. Exhibits.	15

Signatures	15

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

RX TECHNOLOGIES CORP.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

(Unaudited)

ASSETS

	September 30, 2012	December 31, 2011
CURRENT ASSETS:
Cash and equivalents	$—	$—

Total Current Assets	—	—

OTHER ASSETS:
Intellectual Property:
Gift Card Digest Website, net	—	—
RxTC Solutions, net	2,500	10,000
Medipayments, net	2,500	10,000
Total Other Assets	5,000	20,000

Total Assets	$5,000	$20,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Accrued Expenses	3,500	7,250
Advances from Related Parties	9,000	5,700
Total Current Liabilities	12,500	12,950

Total Liabilities	12,500	12,950

STOCKHOLDERS’ EQUITY/(DEFICIT):
Preferred Stock, par value $.001; 10,000,000 shares authorized;
0 issued and outstanding at September 30, 2012 and December 31, 2011	—	—
Common stock, par value $.001; 500,000,000 shares authorized;
94,441,850 shares issued and outstanding at September 30, 2012;
78,121,850 shares issued and outstanding at December 31, 2011	94,442	78,122
Additional paid in capital	144,680	132,600
Deficit accumulated during the development stage	(246,622)	(203,672)
Total Stockholders’ Equity	(7,500)	7,050

Total Liabilites and Stockholder’s Equity (Deficit)	$5,000	$20,000

The accompanying notes are an integral part of these unaudited financial statements.

RX TECHNOLOGIES CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

(Unaudited)

					Cumulative from
					November 15, 2008
	For the three	For the three	For the nine	For the nine	(Inception)
	months ended	months ended	months ended	months ended	through
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011	September 30, 2012

Net Sales	$—	$—	$—	$—	$—

Cost of Sales	—	—	—	—	—

Gross Profit	—	—	—	—	—

Expenses:
General & Administrative	2,750	1,800	3,750	5,650	21,575
Legal and Accounting	3,500	2,000	7,500	7,250	43,125
Fees to Directors	—	—	—	—	25,000
Consulting, Marketing and Advertising	2,500	—	16,700	15,000	93,700
Amortization and Impairments	15,000	—	15,000	1,834	63,222

Total Expenses	23,750	3,800	42,950	29,734	246,622

Net (loss) before Income Taxes	(23,750)	(3,800)	(42,950)	(29,734)	(246,622)

Provision for Income Taxes	—	—	—	—	—

Net (loss)	$(23,750)	$(3,800)	$(42,950)	$(29,734)	$(246,622)

Basic and diluted net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	94,441,850	66,121,850	85,754,964	63,262,359

The accompanying notes are an integral part of these unaudited financial statements.

RX TECHNOLOGIES CORP.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

For the Period November 15, 2008 (inception) through September 30, 2012

(Unaudited)

			Cumulative from
			November 15, 2008
	For the nine	For the nine	(Inception)
	months ended	months ended	through
	September 30, 2012	September 30, 2011	September 30, 2012

OPERATING ACTIVITIES:
Net loss	$(42,950)	$(29,734)	$(246,622)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in amortization and impairment	15,000	1,834	63,222
Stock issued for services	16,700	26,500	128,200

Changes in operating assets and liabilities:
Acquisition of intellectual property	—	—	(6,000)
Increase/(Decrease) in accounts payable and accrued expenses	2,250	(1,900)	9,500

Net cash (used in) provided by operating activities	(9,000)	(3,300)	(51,700)

FINANCING ACTIVITIES:
Increase (decrease) in due to related parties	9,000	3,300	32,700
Increase in notes payable	—	—	—
Proceeds from issuance of common stock	—	—	19,000

Net cash provided by (used in) financing activities	9,000	3,300	51,700

NET INCREASE (DECREASE) IN CASH	—	—	—

CASH BEGINNING BALANCE	—	—	—

CASH ENDING BALANCE	—	—	—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	$—	$—	$—
Interest paid	$—	$—	$—

NON-CASH TRANSACTIONS AFFECTING OPERATING, INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock for related party advances	$11,700	$16,500	$28,200
Issuance of common stock for acquisition of intellectual property	$—	$—	$62,222
Issuance of notes payable for acquisition of intellectual property	$—	$—	$18,000

The accompanying notes are an integral part of these unaudited financial statements.

RX TECHNOLOGIES CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  The audited financial statements for the period November 15, 2008 (Inception) through December 31, 2011 and the year ended December 31, 2010 were filed on February 23, 2012 with the Securities and Exchange Commission and are hereby referenced.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine months ended September 30, 2012 and for the period November 15, 2008 (Inception) through September 30, 2012 are not necessarily indicative of the results that may be expected for the year ended December 31, 2012.  Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10-K, have been omitted.

NOTE 2 - DESCRIPTION OF BUSINESS AND DEVELOPMENT STAGE RISK

Description of Business

RX TECHNOLOGIES CORP. (“THE COMPANY”) is a development stage company, incorporated in the State of Florida on November 15, 2008. The company is focusing in the development of two (2) databases, at September 30, 2012 as follows:

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

RX TECHNOLOGIES CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

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

As of September 30, 2012, we had an accumulated deficit of ($246,622).  Our auditors have raised substantial doubt as to our ability to continue as a going concern.  Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.  There can be no assurance that we will operate at a profit or such additional financing will be available, or if available, can be obtained on satisfactory terms.

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

Management’s Plan to Continue as a Going Concern

The Company has met its historical working capital requirements from the sale of its capital shares and loans from officers, directors, related parties and stockholders.  In order to continue as a going concern, the Company will need, among other things, additional capital resources.

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

RX TECHNOLOGIES CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

Intellectual Properties

The Company accounts for its two (2) primary intellectual properties at lower cost to market value and amortize over the useful life of the asset. The company’s two (2) primary intellectual properties are under development and have not been placed in service at September 30, 2012.

The Company evaluates the recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. For the nine (9) months ended September 30, 2012, management determined that there should be an impairment expense of $15,000 to the valuations of intellectual property.

Impairment of Long-Lived Assets

In accordance with ASC 360-10-05-4 “Property, Plant, and Equipment-Impairment or Disposal of Long-Lived Assets”, which was previously Financial Accounting SFAS No.144, “Accounting for the Impairment or Disposal of Long-lived Assets”, the Company assesses long-lived assets, such as property and equipment and intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be fully recoverable. Recoverability of asset groups to be held and used in measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of an asset group exceeds the fair value of the asset group. The Company evaluates its long-lived assets from time to time and impairment charges of $15,000 were recorded for the three (3) month period ended September 30, 2012.

Recent Accounting Pronouncements

The company has adopted all recently issued accounting pronouncements.  The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

NOTE 4 - EQUITY TRANSACTIONS

In November 2008, the Company issued 9,000,000 shares of common stock to Tammi Shnider, the sole officer and director on that date for $9,000 at $0.001.

In October 2009, the Company issued 1,000,000 shares of common stock to 39 investors in accordance with Form S-1 (commission file #333-156942) for cash and consideration of $10,000.

In April 2010, we filed Amended and Restated Articles of Incorporation with the Secretary of State of Florida which:

•	changed the name of the corporation to Rx Technologies Corp.,

•	increased the number of authorized shares of common stock from 100,000,000 shares to 500,000,000 shares and fixed a par value of $0.001 per share,

•	authorized a class of 10,000,000 shares of blank check preferred stock, par value $0.001 per share.

RX TECHNOLOGIES CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

In April 2010, we entered into an Intellectual Property Agreement with the inventor, developer and owner of the RxTC database processes for prescription drug databases and issued 37,221,850 common shares of our company. The issued common shares were allocated, in part, to certain other associates involved with facilitating the development of the intellectual property as defined in the Intellectual Property Agreement.

In December 2010, the Company issued a total of 8,600,000 common shares to directors (3,000,000 shares), payment of obligation to related party (3,600,000 shares) and payment to consultants (2,000,000 shares).

In February 2011, we acquired the Intellectual Property Agreement with Medipayments, Inc., the developer and owner of the Medipayments processes for merchant services and issued 5,000,000 common shares as defined in the Intellectual Property Agreement. Additionally, we issued 2,000,000 common shares to consultants of the Medipayments, Inc. transaction.

In March 2011, the Company issued 1,500,000 shares of common stock to Steven Adelstein, for payment of loans from related parties and authorized the issuance of additional 4,000,000 common shares pursuant to a private placement memorandum.

In June 2011, the Company issued 1,800,000 shares of common stock to Steven Adelstein, for payment of advances and loans from related parties.

In December 2011, the Company issued 12,000,000 shares of common stock to related parties and consultants (9,000,000 common shares) and the Board of Directors (3,000,000 common shares) for payment of advances and loans from related parties.

In March 2012, the Company issued 6,400,000 shares of common stock to related parties for advances, loans and consulting services having a total valuation of $16,000 ($0.0025 per common share).

In June 2012, the Company issued 9,920,000 shares of common stock to related parties for advances, loans and consulting services having a total valuation of $12,400 ($0.00125 per common share).

The company has no outstanding options and warrants at September 30, 2012.

NOTE 5 - RELATED PARTY TRANSACTIONS

From time to time, the company borrows from its officers, directors and stockholders. At September 30, 2012 the company owed related parties $9,000 and $5,700 at December 31, 2011. There are no signed or executed agreements between the parties and the company and therefore there are no assurances that said related parties will advance funds in the future.

The Company does not lease or rent any property. Office space and services are provided without charge by Steven Adelstein, stockholder, our sole officer and director. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein.

NOTE 6 - INTELLECTUAL PROPERTY

The Company has capitalized costs in acquiring their intellectual properties which consisted of the following at September 30, 2012:

September 30, 2012

Intellectual Properties	$68,222
Accumulated Amortization	(6,000)
Impairment of Valuation	(57,222)
Total Intellectual Properties, Net	$5,000

The Company amortizes its intellectual properties, using the straight-line method over the estimated useful life of 3 years, once the properties are put into services. At September 30, 2012, both RxTC Solutions and Medipayments have not been put in service and therefore, amortization has not commenced.

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

Going Concern

Our financial statements have been prepared on the basis of accounting principles applicable to a going concern. As a result, they do not include adjustments that would be necessary if we were unable to continue as a going concern and would therefore be obligated to realize assets and discharge our liabilities other than in the normal course of operations.  As reflected in the accompanying financial statements, the Company is in the development stage with no revenues, has used cash flows in operations of ($51,700) from inception of November 15, 2008 to September 30, 2012 and has an accumulated deficit of ($246,622) through September 30, 2012.

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

Results for the Three Months Ended September 30, 2012 and 2011

Revenues. The Company’s revenues for the three months ended September 30, 2012 and 2011 were $0. From inception (November 15, 2008) through September 30, 2012, the company did not generate any revenues.

Legal and Accounting Expenses. Legal and Accounting expenses for the three months ended September 30, 2012 were $3,000 as compared to $2,000 for the three months ended September 30, 2011.  These expenses are the normal recurring expenses for the quarter including filings with the Securities and Exchange Commission.

General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2012 were $2,750 compared to $1,800 for the three months ended September 30, 2011.  The increase of $950 is primarily a result of timing differences for keeping current with the Securities and Exchange Commission filings.

Consulting, Marketing and Advertising Expenses. Consulting, Marketing and Advertising expenses for the three months ended September 30, 2012 were $2,500 compared to $0 for the three months ended September 30, 2011.   The increase of $2,500 is primarily a result of timing differences of development of our actual databases.

Net Loss. Net loss for the three months ended September 30, 2012 was ($23,750) as compared to ($3,800) for the three months ended September 30, 2011.  The loss for the three months ended September 30, 2012 is a reflection of current expenses normalized for the company.

Results for the Nine Months Ended September 30, 2012 and 2011

Revenues. The Company’s revenues for the nine months ended September 30, 2012 and 2011 were $0. From inception (November 15, 2008) through September 30, 2012, the company did not generate any revenues.

Legal and Accounting Expenses. Legal and Accounting expenses for the nine months ended September 30, 2012 were $7,500 as compared to $7,250 for the nine months ended September 30, 2011.  These expenses are the normal recurring expenses for the quarter including filings with the Securities and Exchange Commission.

General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 2012 were $7,950 compared to $5,650 for the nine months ended September 30, 2011.  The increase of $2,300 is primarily a result of timing differences for keeping current with the Securities and Exchange Commission filings.

Consulting, Marketing and Advertising Expenses. Consulting, Marketing and Advertising expenses for the nine months ended September 30, 2012 were $12,500 compared to $15,000 for the nine months ended September 30, 2011.   The decrease of $2,500 is primarily a result of timing differences of development of our actual databases.

Net Loss. Net loss for the nine months ended September 30, 2012 was ($42,950) as compared to ($29,734) for the nine months ended September 30, 2011.  The loss for the nine months ended September 30, 2012 is a reflection of current expenses normalized for the company.

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

As of September 30, 2012, total current assets were $0

As of September 30, 2012, total current liabilities were $12,500 which consisted of $3,500 of accrued expenses and $9,000 of loans from related parties.  As of December 31, 2011, total current liabilities were $12,950, which consisted of $7,250 of accrued expenses and $5,700 of loans to related parties.  We had net working capital deficit of ($12,500) as of September 30, 2012 and ($12,950) at December 31, 2011.

During the nine months ended September 30, 2012, operating activities used cash of $9,000.

Material Commitments

The Company does not have any material commitments as of September 30, 2012.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our President, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of our third fiscal quarter covered by this report. Based on the foregoing, our President concluded that our disclosure controls and procedures were not effective at the reasonable assurance level.

There has been no change in our internal controls over financial reporting during our third fiscal quarter ended September 30, 2012, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by September 30, 2012. Additionally, we plan to test our updated controls and remediate our deficiencies by March 31, 2013.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There has been no change in our internal controls over financial reporting during our third fiscal quarter ended September 30, 2012, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

* To be submitted by amendment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RX TECHNOLOGIES CORP.

DATE: December 11, 2012	By:	/s/ Michael McManus
Michael McManus
President and Principal Executive Officer